Form 10QSB
period 2007-09-30
ATEL 12, LLC
filed 2007-11-13
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 333-142034

ATEL 12, LLC

(Exact name of registrant as specified in its charter)

California	20-8712853
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of October 31, 2007: 50

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL 12, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

(a development stage enterprise)

BALANCE SHEET

SEPTEMBER 30, 2007

(Unaudited)

ASSETS
Cash	$500
Due from Managing Member	100

Total assets	$600

LIABILITIES AND MEMBERS’ DEFICIT
Due to affiliates	$356,292
Members’ deficit accumulated during the development stage (net of syndication costs of $356,292)	(355,692)

Total liabilities and Members’ deficit	$600

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH SEPTEMBER 30, 2007

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Members’ capital as of February 24, 2007 (date of inception)	—	$—	$—	$—
Capital contributions	50	500	100	600
Syndication costs	—	(356,292)	—	(356,292)

Balance September 30, 2007	50	$(355,792)	$100	$(355,692)

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH SEPTEMBER 30, 2007

(Unaudited)

Financing activities:
Capital contributions	$500

Net cash provided by financing activities	500

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$500

Non-cash financing activity:
Syndication costs payable to affiliated company	$(356,292)

Capital contribution due from Managing Member	$100

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $500 were received as of April 3, 2007, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

As of September 30, 2007, the Fund is actively raising capital and has not commenced principal operations other than those relating to organizational matters. The Fund, or Managing Member on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC limited liability company operating agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of the Company’s financial statements for the interim periods presented. All such adjustments are of a normal recurring nature.

During the three months ended September 30, 2007 and for the period from February 24, 2007 (Date of Inception) through September 30, 2007. the Company incurred organizational costs related to certain startup activities that were considered immaterial and therefore not presented separately in a statement of operations. Such costs are included along with syndication costs in the accompanying financial statements.

Cash

Cash is maintained in a non-interest bearing checking account.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Income Taxes

The Fund does not provide for income taxes as all net income and net losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns. However, the Company provides for current income taxes for only those states which levy income taxes on partnerships.

3. Members’ Capital:

As of September 30, 2007, 50 Units ($500) were issued and outstanding. The Fund is authorized to issue up to 20,000,000 additional Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

4. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

5. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments. Reimbursable costs incurred by the Managing Member and/or affiliates are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Financial Services, LLC (“AFS”), ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”) and ATEL Investor Services (“AIS”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ deficit as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to document preparation, regulatory filing fees, legal, and other costs associated with fund registration. Syndication costs totaled $356,292 for the period from February 24, 2007 (Date of Inception) through September 30, 2007, of which a total of $173,349 was incurred during the three months ended September 30, 2007.

Item 2.	Management’s Plan of Operations.

The Company’s offering was granted effectiveness as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200 million. The Company will commence operations upon receipt and acceptance of subscriptions for 120,000 Units ($1.2 million) (“minimum capitalization”).

Once the minimum capitalization is achieved, subscription proceeds will be released from escrow to commence operations and reimburse organization and offering expenses. Subsequent capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. The Company expects to be able to meet its cash requirements during this period.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There have been no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) during the period from February 24, 2007 (date of inception) through September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)	Documents filed as a part of this report

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Certification of Dean L. Cash

31.2	Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007

ATEL 12, LLC

(Registrant)

By: ATEL Associates 12, LLC

       Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
Principal executive officer of Registrant; chief executive officer and director of ATEL Associates 12, LLC, Manager of Registrant

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal financial officer of Registrant; principal financial officer and director of ATEL Associates 12, LLC, Manager of Registrant