Form 10KSB
period 2007-12-31
ATEL 12, LLC
filed 2008-03-21
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File number 333-142034

ATEL 12, LLC

(Exact name of registrant as specified in its charter)

California	20-8712853
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108

(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.  ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

State the issuer’s revenues for the most recent fiscal year: Not applicable.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Company Units outstanding as of February 29, 2008 was 168,420.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☑ :

PART I

Item 1.	BUSINESS

General Development of Business

ATEL 12, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate and growth capital investment activities (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $600 have been received through December 31, 2007, inclusive of the $500 initial member’s capital investment. The Fund has obtained another $878,210 of Unit subscription proceeds as of December 31, 2007, which is held in escrow at an independent financial institution. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

As of December 31, 2007, the Fund is actively raising capital and has not commenced principal operations other than those relating to organizational matters. The Fund, or Managing Member on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

Item 2.	PROPERTIES

Not applicable.

Item 3.	LEGAL PROCEEDINGS

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2007, the initial member was the sole Unitholder of record in the Company.

Item 6.	MANAGEMENT’S PLAN OF OPERATIONS

The Company’s offering was granted effectiveness by the Securities and Exchange Commission as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200,000,000. The Company will commence principal operations upon receipt and acceptance of subscriptions for 120,000 Units ($1,200,000) (minimum capitalization) excluding subscriptions from Pennsylvania investors. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Company only when it has received aggregate subscriptions for all investors equal to not less than $7,500,000.

During the period from February 24, 2007 (Date of Inception) through December 31, 2007, the Company incurred organizational costs related to certain startup activities totaling $12,545 as presented in its statement of operations.

As of January 24, 2008, the Fund had received and accepted cumulative subscriptions for 128,201 Units ($1,282,010). As a result, subscription proceeds were scheduled to be released from escrow to commence principal operations and reimburse organization and offering expenses totaling $904,688 as of December 31, 2007. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement.

Item 7.	FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 4 through 13.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 12, LLC

We have audited the accompanying balance sheet of ATEL 12, LLC, a development stage enterprise, (the “Company”) as of December 31, 2007, and the related statements of operations, changes in members’ deficit, and cash flows for the period from February 24, 2007 (inception date) through December 31, 2007. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2007, and the results of its operations and its cash flows for the period from February 24, 2007 (inception date) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 13, 2008

ATEL 12, LLC

(a development stage enterprise)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Cash and cash equivalents	$600

Total assets	$600

LIABILITIES AND MEMBERS’ DEFICIT
Accounts payable and accrued liabilities:
Affiliates	$904,688
Other	1,000

Total liabilities	905,688

Commitments and contingencies
Members’ deficit:
Managing Member	(12,320)
Other Members	(892,768)

Total Members’ deficit	(905,088)

Total liabilities and Members’ deficit	$600

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

Total revenues	$—

Expenses:
Cost reimbursements to afffiliate	4,238
Interest expense	1,407
Professional fees	5,272
Outside services	190
Other	1,438

Total operating expenses	12,545

Net loss	$(12,545)

Net loss:
Managing Member	$(12,420)
Other Members	(125)

$(12,545)

Net loss per Limited Liability Company Unit (Other Members)	$(2.50)
Weighted average number of Units outstanding	50

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

	Other Members		Managing Member
	Units	Amount		Total
Members’ capital as of February 24, 2007 (date of inception)	—	$—	$—	$—
Capital contributions	50	500	100	600
Less selling commissions to affiliates	—	(79,039)	—	(79,039)
Syndication costs	—	(814,104)	—	(814,104)
Net loss	—	(125)	(12,420)	(12,545)

Balance December 31, 2007	50	$(892,768)	$(12,320)	$(905,088)

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

Operating activities:
Net loss	$(12,545)
Adjustment to reconcile net loss to cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities, affiliates	11,545
Accrued liabilities, other	1,000

Net cash provided by operating activities	—

Financing activities:
Capital contributions	600

Net cash provided by financing activities	600

Net increase in cash and cash equivalents	600
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$600

Schedule of non-cash transactions:
Syndication and organizational costs payable to affiliated company	$904,688

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

ATEL 12, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate and growth capital investment activities (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. Contributions in the amount of $600 have been received through December 31, 2007, inclusive of the $500 initial member’s capital investment. As of December 31, 2007, another $878,210 of Unit subscription proceeds has been received in escrow. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

Amounts reflected on the balance sheet as Members’ deficit at December 31, 2007 are only representative of the initial capital contribution of the initial member and the Managing Member. Pursuant to the guidelines of the Prospectus, subscription proceeds and interest earned thereon, totaling $878,210 and $687, respectively, were held in escrow at an independent financial institution at December 31, 2007 pending satisfaction of the minimum subscription requirement of $1,200,000. Should the Company not meet the required minimum amount of subscriptions, excluding subscriptions from Pennsylvania investors, within twelve months from the Fund’s offering date, the funds held in escrow would be returned to investors. As of January 24, 2008, the Fund had received and accepted the minimum cumulative subscription amount and requested subscription proceeds to be released from escrow.

As of December 31, 2007, the Fund is actively raising capital and has not commenced principal operations other than those relating to organizational matters. The Fund will commence principal operations upon receipt and acceptance of subscriptions for 120,000 Units ($1,200,000). Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when it has received aggregate subscriptions for all investors equal to not less than $7,500,000. The Fund, or Managing Member on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2007, and the related statements of operations, changes in members’ capital, and cash flows for the period from February 24, 2007 (Date of Inception) through December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Cash

Cash is maintained in an interest bearing escrow account.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Credit risk:

The Company places its cash deposits with creditworthy, high quality financial institutions. The concentration of such deposits is not deemed to create a significant risk to the Company.

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

Income Taxes

The Fund does not provide for income taxes as they are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns. However, the Company provides for current income taxes for only those states which levy income taxes on limited liability companies.

3.	Members’ Capital:

As of December 31, 2007, 50 Units were issued and outstanding. The Fund is authorized to issue up to 20,000,000 additional Units.

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

At December 31, 2007, there were commitments to purchase lease assets totaling approximately $763,553. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. On January 18, 2008, the Fund made its first investment in a long term operating lease. The investment totaled $763,553 and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months.

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

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

5.	Related party transactions (continued):

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the period from February 24, 2007 (Date of Inception) through December 31, 2007 as follows:

Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$79,039
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	814,104
Administrative costs reimbursed to Managing Member	11,545

$904,688

The Company accrued the above total amount as a payable to affiliates as of December 31, 2007.

6.	Syndication Costs:

Syndication costs are reflected as a reduction to Members’ deficit as such costs are netted against the capital raised. The amount shown is primarily comprised of fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with fund registration. Syndication costs totaled $893,143 for the period from February 24, 2007 (Date of Inception) through December 31, 2007.

7.	Borrowing facilities:

Effective June 28, 2007, the Company and the Managing Member were added as participants, with AFS and certain of its affiliates, in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The facility was originally $75,000,000 and expired on June 28, 2007, but was renewed for an additional two years with an availability of $65,000,000 pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75,000,000. The arrangement expires in June 2009. The availability of borrowings to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

7.	Borrowing facilities (continued):

As of December 31, 2007, borrowings under the facility were as follows:

Total available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$66,375,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, the Managing Member, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, the Managing Member, AFS and ALC, are liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by the Managing Member, AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

8.	Subsequent Event:

As of January 24, 2008, the Fund had received and accepted cumulative subscriptions for 128,201 Units ($1,282,010). As a result, subscription proceeds were scheduled to be released from escrow to commence principal operations and reimburse organization and offering expenses. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement.

On January 29, 2008, the Fund made its first investment in a long term operating lease. The investment totaled $763,553 and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial Officer and Chief Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the Managing Member, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2007.

The Company is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s internal control over financial reporting.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Associates 12, LLC (the “Managing Member”) is the Company’s Managing Member or Manager. The Managing Member is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of AFS, ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”) and ATEL Investor Services (“AIS”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of
ATEL Associates 12, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Associates 12, LLC (Managing Member)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 12, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

See Item 7 of this report under the caption “Financial Statements and Supplemental Data—Notes to the Financial Statements—Related party transactions” at Note 5 thereof.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Associates 12, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 7 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at Note 5 thereof.

Item 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference to Prior Filing or Exhibit Number Attached Hereto

3	Articles of Incorporation Bylaws	3a

4	Instruments defining the rights of security holders, including indentures	3a

14	Code of Ethics	14.1

31	Certification of Dean L. Cash pursuant to Rules 13a-14(a) and 15d-14(a)	31.1

31	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a) and 15d-14(a)	31.2

32	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350	32.1

32	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350	32.2

3a	Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective September 26, 2007 as filed on October 2, 2007 (File Number 333-142034) is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the period from February 24, 2007 (Date of Inception) through December 31, 2007, the Company incurred audit, audit related and other fees with its principal auditors as follows:

Audit fees	$27,199
Audit related fees	36,879
Other fees	1,879

$65,957

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements (including activities relating to the evaluation of its internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act) and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit related fees represent costs incurred pursuant to the Company’s registration statement on Form S-1.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2008

ATEL 12, LLC (Registrant)

By:	ATEL 12, LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
Chairman of the Board, President and
Chief Executive Officer of ATEL Associates 12, LLC,
(Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Director, Executive Vice President and Chief Financial Officer
and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Associates 12, LLC, (Managing Member)	March 13, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)	March 13, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.