Form 10-Q
period 2008-03-31
ATEL 12, LLC
filed 2008-05-14
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                    to

Commission File number 333-142034

ATEL 12, LLC

(Exact name of registrant as specified in its charter)

California	20-8712853
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2008 was 312,394.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

(a development stage enterprise)

Index

Part I. Financial Information		3

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets, March 31, 2008 and December 31, 2007	3

	Statements of Operations for the three months ended March 31, 2008 and for the period from February 24, 2007 (date of inception) through March 31, 2008	4

	Statements of Changes in Members’ Capital for the period from February 24, 2007 (date of inception) through December 31, 2007 and for the three months ended March 31, 2008	5

	Statements of Cash Flows for the three months ended March 31, 2008 and for the period from February 24, 2007 (date of inception) through March 31, 2008	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	18

Part II. Other Information		19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

(a development stage enterprise)

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$740,605	$600
Accounts receivable	12,235	—
Notes receivable, net of unearned interest income of $25,173	125,000	—
Investments in equipment and leases, net of accumulated depreciation of $26,583	948,130	—

Total assets	$1,825,970	$600

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
Accounts payable and accrued liabilities:
Managing Member	$1,748	$—
Affiliates	929,941	904,688
Accrued distributions to Other Members	14,387	—
Other	4,187	1,000

Total liabilities	950,263	905,688

Commitments and contingencies
Members’ capital (deficit):
Managing Member	—	(12,320)
Other Members	875,707	(892,768)

Total Members’ capital (deficit)	875,707	(905,088)

Total liabilities and Members’ capital (deficit)	$1,825,970	$600

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

AND FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH MARCH 31, 2008

(Unaudited)

	Three months ended March 31, 2008	For the period from February 24, 2007 (Date of Inception) through March 31, 2008
Revenues:
Operating lease revenue	$27,920	$27,920
Interest income	2,900	2,900

Total revenues	30,820	30,820
Expenses:
Depreciation of operating lease assets	26,583	26,583
Asset management fees to Managing Member	1,117	1,117
Acquisition expense	49,650	49,650
Cost reimbursements to Managing Member and affiliates	10,187	14,425
Amortization of initial direct costs	70	70
Interest expense	3,281	4,688
Professional fees	345	5,617
Outside services	2,405	2,595
Other	444	1,882

Total operating expenses	94,082	106,627

Net loss	$(63,262)	$(75,807)

Net (loss) income:
Managing Member	$14,610	$14,610
Other Members	(77,872)	(90,417)

	$(63,262)	$(75,807)

Net loss per Limited Liability Company Unit (Other Members)	$(0.52)	$(0.61)
Weighted average number of Units outstanding	148,849	148,849

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

AND FOR THE THREE MONTHS ENDED

MARCH 31, 2008

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Members’ capital as of February 24, 2007 (date of inception)	—	$—	$—	$—
Capital contributions	50	500	100	600
Less selling commissions to affiliates	—	(79,039)	—	(79,039)
Syndication costs	—	(814,104)	—	(814,104)
Net loss	—	(125)	(12,420)	(12,545)

Balance December 31, 2007	50	(892,768)	(12,320)	(905,088)
Capital contributions	219,172	2,191,720	—	2,191,720
Distributions to Other Members ($0.21 per Unit)	—	(31,125)	—	(31,125)
Less selling commissions to affiliates	—	(118,216)	—	(118,216)
Syndication costs	—	(196,032)	—	(196,032)
Distributions to Managing Member	—	—	(2,290)	(2,290)
Net (loss) income	—	(77,872)	14,610	(63,262)

Balance March 31, 2008	219,222	$875,707	$—	$875,707

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

AND FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH MARCH 31, 2008

(Unaudited)

	Three months ended March 31, 2008	For the period from February 24, 2007 (Date of Inception) through March 31, 2008
Operating activities:
Net loss	$(63,262)	$(75,807)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	26,583	26,583
Amortization of initial direct costs	70	70
Changes in operating assets and liabilities:
Accounts receivable	(12,235)	(12,235)
Accounts payable, Managing Member	581	581
Accounts payable, other	3,187	4,187
Accrued liabilities, affiliates	25,253	36,798

Net cash used in operating activities	(19,823)	(19,823)

Investing activities:
Purchases of equipment on operating leases	(971,862)	(971,862)
Payments of initial direct costs	(2,921)	(2,921)
Note receivable advances	(125,000)	(125,000)

Net cash used in investing activities	(1,099,783)	(1,099,783)

Financing activities:
Selling commissions to affiliates	(118,216)	(118,216)
Syndication costs paid to Managing Member	(196,032)	(196,032)
Distributions to Other Members	(16,738)	(16,738)
Distributions to Managing Member	(1,123)	(1,123)
Capital contributions	2,191,720	2,192,320

Net cash provided by financing activities	1,859,611	1,860,211

Net increase in cash and cash equivalents	740,005	740,605
Cash and cash equivalents at beginning of period	600	—

Cash and cash equivalents at end of period	$740,605	$740,605

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,281	$3,281

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$14,387	$14,387

Distributions payable to Managing Member at period-end	$1,167	$1,167

See accompanying notes.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

ATEL 12, LLC (a development stage enterprise) (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. As of March 31, 2008, the Fund is actively raising capital.

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced principal operations. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when it has received aggregate subscriptions for all investors equal to not less than $7,500,000. Contributions totaling $2,192,320 have been received through March 31, 2008, inclusive of the $500 initial member’s capital investment. As of March 31, 2008, 219,222 Units were issued and outstanding. As of May 1, 2008, cumulative distributions have been received in the amount of $3,173,940, inclusive of the $500 initial member’s capital investment.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

Although the Company commenced operations during the first quarter of 2008, it continues to be in its offering stage and as of March 31, 2008, is still considered a development stage enterprise. Accordingly, cumulative financial statements for the period from February 24, 2007 (the Company’s inception date) through March 31, 2008 are presented.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable are generally charged off against the allowance on specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and therefore, believes that the concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which is then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Acquisition expense:

Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Segment reporting:

The Company adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a Company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The Company’s chief operating decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. Currently, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members units outstanding during the period.

Recent accounting pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Upon commencement of its principal operations on January 24, 2008, the Company adopted the provisions of SFAS 159. The adoption of SFAS 159 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Upon commencement of its principal operations on January 24, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

3.	Notes receivable net:

At March 31, 2008, the Company has a note receivable from a borrower who has financed its purchase of equipment through the Company. The term of the note receivable is 36 months and bears interest at a rate of 11.58%. The note is secured by the equipment financed. As of March 31, 2008, the minimum future payments receivable are as follows:

Nine months ending December 31, 2008	$25,824
Year ending December 31, 2009	53,293
2010	53,293
2011	17,763

150,173
Less: portion representing unearned interest income	(25,173)

Notes receivable, net	$125,000

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

4.	Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2008
Net investment in operating leases	$—	$971,862	$(26,583)	$945,279
Initial direct costs, net	—	2,921	(70)	2,851

Total	$—	$974,783	$(26,653)	$948,130

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2008 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in the three months ended March 31, 2008.

All of the Company’s leased property was acquired during the first quarter of 2008. Depreciation expense on property subject to operating leases was $26,583 for the three months ended March 31, 2008.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance March 31, 2008
Transportation	$—	$971,862	$—	$971,862

	—	971,862	—	971,862
Less accumulated depreciation	—	(26,583)	—	(26,583)

Total	$—	$945,279	$—	$945,279

At March 31, 2008, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Nine months ending December 31, 2008	$97,902
Year ending December 31, 2009	130,537
2010	130,537
2011	130,537
2012	130,537
2013	130,537
Thereafter	141,412

$891,999

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2008 and for the period from February 24, 2007 (date of inception) through March 31, 2008 as follows:

	Three months ended March 31, 2008	For the period from February 24, 2007 (Date of Inception) through March 31, 2008
Selling commissions, deducted from Other Members capital	$118,216	$197,255
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	196,032	1,010,136
Administrative costs reimbursed to Managing Member and/or affiliates	10,187	21,732
Asset management fees to Managing Member and/or affiliates	1,117	1,117
Acquisition and initial direct costs paid to Managing Member	52,571	52,571

	$378,123	$1,282,811

6.	Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at March 31, 2008 and as an incremental increase to Members’ deficit at December 31, 2007 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with fund registration. Syndication costs totaled $314,248 for the three months ended March 31, 2008.

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

As of March 31, 2008 and December 31, 2007, outstanding borrowings and availability under the facility were as follows:

	March 31, 2008	December 31, 2007
Total available under the financing arrangement	$75,000,000	$75,000,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(5,500,000)	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$69,500,000	$66,375,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2008 and December 31, 2007.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share“ is calculated as a ratio of the

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2008.

8.	Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At March 31, 2008, there were commitments to fund investments in notes receivable totaling approximately $250,000. In addition, there were commitments to purchase equity investments totaling approximately $50,000. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

9.	Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

ATEL 12, LLC

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

10.	Members’ Capital:

As of March 31, 2008, 219,222 Units were issued and outstanding. The Fund is authorized to issue up to 20,000,000 total Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, as defined in the Company’s Operating Agreement, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members as of March 31, 2008 were as follows:

Distributions declared	$31,125
Weighted average number of Units outstanding	148,849

Weighted average distributions per Unit	$0.21

Item 2.	Management’s Plan of Operations.

The offering of ATEL 12, LLC (a development stage enterprise) (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200,000,000.

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced principal operations. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when it has received aggregate subscriptions for all investors equal to not less than $7,500,000.

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $763,553 and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. Subsequently, the Company purchased an additional $208,309 of equipment for long-term operating leases during the first quarter of 2008. In addition, the Company funded investments in notes receivable totaling $125,000.

Cash Flows

Net cash used in operating activities totaled $19,823 for the three months ended March 31, 2008 and for the period from date of inception through March 31, 2008. Cash was primarily used to pay invoices related to startup costs, acquisition expenses and management fees.

Net cash used in investing activities totaled $1,099,783 the three months ended March 31, 2008 and for the period from date of inception through March 31, 2008, and was used to purchase leased assets totaling $971,862 and fund investments in notes receivable totaling $125,000 as discussed above.

Net cash provided by financing activities totaled $1,859,611 and $1,860,211 at March 31, 2008 and for the period from date of inception through March 31, 2008. The main sources of cash from financing activities were capital contributions of $2,191,720 for the first quarter of 2008 and $2,192,320 for the period from date of inception through March 31, 2008, respectively. Both amounts were offset by $314,248 of cash used to pay for syndications costs and $17,861 to pay distributions to both Managing Member and Other Members.

Results of Operations

The Company had net losses totaling $63,262 and $75,807 for the first quarter of 2008 and for the period from date of inception through March 31, 2008.

The results for the first quarter of 2008 were comprised of revenues totaling $30,820 offset by operating expenses totaling $94,082. Total revenues during the quarter were mainly from operating lease revenue totaling $27,920. Total expenses were largely comprised of acquisition expense, depreciation and costs reimbursed to the Managing Member and/or affiliates totaling $49,650, $26,583 and $10,187, respectively.

Prior to January 2008, the Company had expenses totaling $12,545 related to organizational costs related to certain startup activities. The Company had no revenues prior to January 2008.

As defined by ATEL 12, LLC Limited Liability Company Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition or financing of Portfolio assets, whether or not acquired.

Item 4.	Controls and procedures.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2008:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000,000	219,222	$2,192,220

(7) Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect
payments to directors,
officers, Managing
Member of the issuer or
their associates, to
persons owning ten
percent or more of any
class of equity securities of
the issuer; and to
		affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions		$19,703	$98,513	$118,216
Other syndication costs		—	196,032	196,032
Other expenses		19,823	—	19,823

Total expenses		$39,526	$294,545	$334,071

(8) Net offering proceeds to the issuer after the total expenses in item 7:				$1,858,149

(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect
payments to directors,
officers, Managing
Member of the issuer or
their associates, to
persons owning ten
percent or more of any
class of equity securities of
the issuer; and to
		affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment		$2,921	$971,862	$974,783
Investments in notes receivable		—	125,000	125,000
Distributions paid		1,123	16,738	17,861

		$4,044	$1,113,600	$1,117,644

(10) Net offering proceeds to the issuer after the total investments and distributions in item 9:				$740,505

Note: The distributions paid to others includes interest on escrowed contributions totaling $2,886.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2008

ATEL 12, LLC (Registrant)

By:	ATEL Associates 12, LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Associates 12, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler Vice President and Chief Accounting Officer of ATEL Associates 12, LLC (Managing Member)