Form 10-Q
period 2008-06-30
ATEL 12, LLC
filed 2008-08-13
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to _________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of July 31, 2008 was 849,315.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets, June 30, 2008 and December 31, 2007	3

	Statements of Operations for the three and six months ended June 30, 2008	4

	Statements of Changes in Members’ Capital for the period from February 24, 2007 (date of inception) through December 31, 2007 and for the six months ended June 30, 2008	5

	Statements of Cash Flows for the three and six months ended June 30, 2008	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	22

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,600,556	$600
Accounts receivable	31,901	—
Notes receivable, net of unearned interest income of $258,697 and $0 at June 30, 2008 and December 31, 2007, respectively	1,259,456	—
Investments in equipment and leases, net of accumulated depreciation of $70,659 and $0 at June 30, 2008 and December 31, 2007, respectively	2,669,373	—
Other assets	139	—

Total assets	$5,561,425	$600

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
Accounts payable and accrued liabilities:
Managing Member	$3,503	$—
Affiliates	809,283	904,688
Accrued distributions to Other Members	42,529	—
Other	236,379	1,000

Total liabilities	1,091,694	905,688

Commitments and contingencies
Members’ capital (deficit):
Managing Member	—	(12,320)
Other Members	4,469,731	(892,768)

Total Members’ capital (deficit)	4,469,731	(905,088)

Total liabilities and Members’ capital (deficit)	$5,561,425	$600

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Three months ended June 30, 2008	Six months ended June 30, 2008
Revenues:
Operating lease income	$47,740	$75,660
Notes receivable interest income	10,193	10,193
Interest income	4,177	7,077
Other	5,200	5,200

Total revenues	67,310	98,130
Expenses:
Depreciation of operating lease assets	44,076	70,659
Asset management fees to Managing Member	1,579	2,696
Acquisition expense	93,938	143,588
Cost reimbursements to Managing Member and affiliates	20,748	30,935
Amortization of initial direct costs	451	521
Interest expense	7,820	11,101
Professional fees	12,443	12,788
Outside services	1,029	3,434
Other	3,161	3,605

Total operating expenses	185,245	279,327

Net loss	$(117,935)	$(181,197)

Net (loss) income:
Managing Member	$7,298	$21,908
Other Members	(125,233)	(203,105)

	$(117,935)	$(181,197)

Net loss per Limited Liability Company Unit (Other Members)	$(0.31)	$(0.74)
Weighted average number of Units outstanding	399,771	274,310

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

AND FOR THE SIX MONTHS ENDED

JUNE 30, 2008

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Members’ capital as of February 24, 2007 (date of inception)	—	$—	$—	$—
Capital contributions	50	500	100	600
Less selling commissions to affiliates	—	(79,039)	—	(79,039)
Syndication costs	—	(814,104)	—	(814,104)
Net loss	—	(125)	(12,420)	(12,545)

Balance December 31, 2007	50	(892,768)	(12,320)	(905,088)
Capital contributions	661,765	6,617,650	—	6,617,650
Distributions to Other Members ($0.44 per Unit)	—	(121,143)	—	(121,143)
Less selling commissions to affiliates	—	(516,550)	—	(516,550)
Syndication costs	—	(414,353)	—	(414,353)
Distributions to Managing Member	—	—	(9,588)	(9,588)
Net (loss) income	—	(203,105)	21,908	(181,197)

Balance June 30, 2008	661,815	$4,469,731	$—	$4,469,731

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008
Operating activities:
Net loss	$(117,935)	$(181,197)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation of operating lease assets	44,076	70,659
Amortization of initial direct costs	451	521
Amortization of unearned income on notes receivable	(10,193)	(10,193)
Changes in operating assets and liabilities:
Accounts receivable	(19,666)	(31,901)
Prepaid and other assets	(139)	(139)
Accounts payable, Managing Member	(526)	55
Accounts payable, other	232,192	235,379
Accrued liabilities, affiliates	1,097	26,350

Net cash provided by operating activities	129,357	109,534

Investing activities:
Purchases of equipment on operating leases	(1,765,423)	(2,737,285)
Payments of initial direct costs	(5,182)	(8,103)
Note receivable advances	(1,125,000)	(1,250,000)
Payments received on notes receivable	5,572	5,572

Net cash used in investing activities	(2,890,033)	(3,989,816)

Financing activities:
Selling commissions to affiliates	(477,373)	(595,589)
Syndication costs paid to Managing Member	(261,037)	(457,069)
Distributions to Other Members	(61,876)	(78,614)
Distributions to Managing Member	(5,017)	(6,140)
Capital contributions	4,425,930	6,617,650

Net cash provided by financing activities	3,620,627	5,480,238

Net increase in cash and cash equivalents	859,951	1,599,956
Cash and cash equivalents at beginning of period	740,605	600

Cash and cash equivalents at end of period	$1,600,556	$1,600,556

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,506	$10,787

Cash paid during the period for taxes	$1,600	$1,600

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$42,529	$42,529

Distributions payable to Managing Member at period-end	$3,448	$3,448

Syndication and organizational costs payable to affiliates	$121,755	$121,755

See accompanying notes.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of ATEL 12, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200,000,000.

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when it has received aggregate subscriptions for all investors equal to not less than $7,500,000. As of June 30, 2008, contributions totaling $6,618,250, inclusive of the $500 initial member’s capital investment, have been received and 661,815 Units were issued and outstanding. Further, as of such date, the Fund continues activities of raising investment capital.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowances for doubtful accounts and notes receivable.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease contracts and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

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

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s operating lease and equipment portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. Currently, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Warrants

From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivables. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. The fair values of the warrants are determined based either upon the Black-Scholes pricing model with borrowers who are in S-l registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but arc not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 11 for further discussion.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Upon commencement of initial operations on January 24, 2008, the Company adopted the provisions of SFAS 159. The adoption of SFAS 159 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable net:

At June 30, 2008, the Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2008, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 12%. The notes are generally secured by the equipment financed. As of June 30, 2008, the minimum future payments receivable are as follows:

Six months ending December 31, 2008	$90,588
Year ending December 31, 2009	536,827
2010	559,074
2011	326,829

1,513,318
Less: portion representing unearned interest income	(258,697)

1,254,621
Unamortized indirect costs	4,835

Notes receivable, net	$1,259,456

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$—	$2,737,285	$(70,659)	$2,666,626
Initial direct costs, net	—	2,921	(174)	2,747

Total	$—	$2,740,206	$(70,833)	$2,669,373

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2008 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in the three and six months ended June 30, 2008.

All of the Company’s leased property was acquired during the first six months of 2008. Depreciation expense on property subject to operating leases was $44,076 and $70,659 for the three and six months ended June 30, 2008, respectively.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance June 30, 2008
Construction	$—	$1,031,762	$—	$1,031,762
Transportation	—	1,542,367	—	1,542,367
Material handling	—	163,156	—	163,156

	—	2,737,285	—	2,737,285
Less accumulated depreciation	—	(70,659)	—	(70,659)

Total	$—	$2,666,626	$—	$2,666,626

At June 30, 2008, the aggregate amounts of future minimum lease payments receivable are as follows:

Operating Leases
Six months ending December 31, 2008	$197,182
Year ending December 31, 2009	394,364
2010	394,364
2011	383,884
2012	368,579
2013	360,838
Thereafter	482,491

$2,581,702

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investment in leases currently range from seven to ten years.

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

Each of ATEL Financial Services, LLC (“AFS”), ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”) and ATEL Investor Services (“AIS”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

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

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2008 as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Selling commissions, deducted from Other Members capital	$398,334	$516,550
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	218,321	414,353
Administrative costs reimbursed to Managing Member and/or affiliates	20,748	30,935
Asset management fees to Managing Member and/or affiliates	1,579	2,696
Acquisition and initial direct costs paid to Managing Member	99,120	151,691

	$738,102	$1,116,225

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at June 30, 2008 and as an incremental increase to Members’ deficit at December 31, 2007 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration. Syndication costs totaled $616,655 and $930,903 for the three and six months ended June 30, 2008.

7. Borrowing facilities:

Effective June 28, 2007, the Company and the Managing Member were added as participants, with AFS and certain of its affiliates, in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The facility is for $75,000,000 and expires in June 2009.

As of June 30, 2008 and December 31, 2007, outstanding borrowings and availability under the facility were as follows:

	June 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000,000	$75,000,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(3,509,555)	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$71,490,445	$66,375,000

Under the terms of the acquisition facility agreement, the Company may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2008 and December 31, 2007.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of June 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, the Managing Member, AFS and ALC, are liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by the Managing Member, AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8. Commitments:

At June 30, 2008, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $16,080,951 and $375,000, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

9. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed.

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

10. Members’ Capital:

As of June 30, 2008, 661,815 Units were issued and outstanding. The Fund is authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Distributions declared	$90,018	$121,143
Weighted average number of Units outstanding	399,771	274,310

Weighted average distributions per Unit	$0.23	$0.44

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments:

During the second quarter of 2008, the Company adopted SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FSP No. 157-2, “Effective Date of FASB Statement No. 157”. Issued in February 2008, FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

SFAS 157 defines the term “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs. The fair value hierarchy assigns the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of an input to the valuation that is significant to the fair value measurement.

The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

Estimation of Fair Value

Fair value is based on quoted prices in an active market when available. In certain cases where a quoted price for an asset or liability is not available, the Company estimates the fair value based on various factors which include original cost, the type and risk characteristics of the asset or liability, expected cash flow and market volatilities. Such estimates of fair value cannot be determined with precision and may not be realized in an actual sale or transfer of the asset or liability in a current market exchange.

The following is a description of the valuation methodologies used for warrants owned by the Company and its general classification pursuant to the fair value hierarchy.

Warrants

Warrants owned by the Company are not registered for public sale. The fair values of the warrants are determined based either upon the Black-Scholes pricing model with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and conditions of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements may involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At June 30, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 12, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200,000,000.

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions are subject to a separate escrow and will be released to the Fund only when it has received aggregate subscriptions for all investors equal to not less than $7,500,000.

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $763,553 and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. As of June 30, 2008, the Company has purchased a total of $2,737,285 of equipment for long-term operating leases and funded investments in notes receivable totaling $1,250,000.

Capital Resources and Liquidity

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of June 30, 2008, contributions totaling $6,618,250 have been received. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company is also beginning to realize cash flow from contracts with lessees for fixed lease terms at fixed rental amounts.

Effective June 28, 2007, the Company and the Managing Member were added as participants, with AFS and certain of its affiliates, in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The facility is for $75,000,000 and expires in June 2009.

As of June 30, 2008 and December 31, 2007, outstanding borrowings and availability under the facility were as follows:

	June 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000,000	$75,000,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(3,509,555)	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$71,490,445	$66,375,000

Under the terms of the acquisition facility agreement, the Company may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2008 and December 31, 2007.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of June 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, the Managing Member, AFS and ALC, are liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by the Managing Member, AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

At June 30, 2008, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2,875,282 and $375,000, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Cash Flows

During the three and six months ended June 30, 2008, the Company’s main sources of cash were proceeds from its offering of Units. As of June 30, 2008, 661,815 Units have been sold. Capital contributions in the amount of $4,425,930 and $6,617,650 were received for the three and six months ended June 30, 2008, respectively.

During the same period, the primary use of cash was to purchase leased assets and fund investments in notes receivable. Year-to-date, $2,737,285 of leased assets have been purchased and $1,250,000 loans have been funded; of which $1,765,423 of leased assets and $1,125,000 of loans were originated and funded during the second quarter of 2008.

In addition, cash was used to pay commissions and syndication costs associated with the offering - totaling a combined $616,655 and $930,903 for the three and six months ended June 30, 2008, respectively, as well as to pay distributions to Other Members and the Managing Member, and invoices related to startup costs, acquisition expenses and management fees.

Results of Operations

The Company had a net loss of $117,935 for the second quarter of 2008 on revenues totaling $67,310 and expenses of $185,245. Year-to-date, the Company had a net loss of $181,197 on revenues of $98,130 and expenses totaling $279,327.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable, all of which were purchased or funded during the first six months of 2008. Combined, such revenues constituted approximately 86% and 87% of total revenues during the second quarter and the first six months of 2008, respectively. The remainder of the Company’s revenues for the second quarter and first six months of 2008, which totaled $9,377 and $12,277, respectively, were derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Consistent with the growth of revenues resulting from the continued increase in the Company’s lease asset portfolio, was an increase in expenses related to the acquisition and depreciation of such assets. Acquisition and depreciation expenses made up approximately 75% and 77% of total expenses during the second quarter and first six months of 2008, respectively. The remainder of the Company’s expenses for the second quarter and first six months of 2008, which totaled $47,231 and $65,080, respectively, were largely related to startup costs, professional fees, management fees and other operational expenses.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2008:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000,000	661,765	$6,617,650

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$86,092	$430,458	$516,550
Other syndication costs	—	414,353	414,353
Other expenses	228,794	—	228,794

Total expenses	$314,886	$844,811	$1,159,697

(8) Net offering proceeds to the issuer after the total expenses in item 7: (9) The amount of net offering proceeds to the issuer used for each purpose listed below:			$5,457,953

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$2,921	$2,737,285	$2,740,206
Investments in notes receivable	5,182	1,250,000	1,255,182
Distributions paid	6,140	78,614	84,754

	$14,243	$4,065,899	$4,080,142

(10)	Net offering proceeds to the issuer after the total investments and distributions in item 9: $1,377,811

Note: The distributions paid to others include interest on escrowed contributions totaling $2,886.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: August 8, 2008

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