Form 10-Q
period 2008-09-30
ATEL 12, LLC
filed 2008-11-13
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

The number of Limited Liability Company Units outstanding as of October 31, 2008 was 1,279,191.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

Part I.	Financial Information	3

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets, September 30, 2008 and December 31, 2007	3

	Statements of Operations for the three and nine months ended September 30, 2008	4

	Statements of Changes in Members’ Capital (Deficit) for the period from February 24, 2007 (date of inception) through December 31, 2007 and for the nine months ended September 30, 2008	5

	Statements of Cash Flows for the three and nine months ended September 30, 2008	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	22

Part II.	Other Information	23

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash	$1,561,857	$600
Accounts receivable	119,809	—
Notes receivable, net of unearned interest income of $223,004 at September 30, 2008 and $0 at December 31, 2007	1,266,981	—
Investment in securities	450,000	—
Investments in equipment and leases, net of accumulated depreciation of $204,066 at September 30, 2008 and $0 at December 31, 2007	6,156,078	—
Due from affiliates	53,203
Other assets	3,229	—

Total assets	$9,611,157	$600

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)
Accounts payable and accrued liabilities:
Managing Member	$8,547	$—
Due to affiliates	—	904,688
Accrued distributions to Other Members	86,414	—
Other	1,086,516	1,000
Unearned operating lease income	29,273	—

Total liabilities	1,210,750	905,688

Commitments and contingencies
Members’ capital:
Managing Member	—	(12,320)
Other Members	8,400,407	(892,768)

Total Members’ capital (deficit)	8,400,407	(905,088)

Total liabilities and Members’ capital (deficit)	$9,611,157	$600

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008

(Unaudited)

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Revenues:
Operating lease income	$174,927	$250,587
Direct financing leases	552	552
Notes receivable interest income	39,849	50,042
Interest income	14,094	21,171
Other	13	5,213

Total revenues	229,435	327,565

Expenses:
Depreciation of operating lease assets	133,407	204,066
Asset management fees to Managing Member	7,748	10,444
Acquisition expense	84,238	227,826
Cost reimbursements to Managing Member	31,552	62,487
Amortization of initial direct costs	4,376	4,897
Interest expense	6,330	17,431
Professional fees	1,812	14,600
Outside services	9,628	13,062
Other	6,829	10,434

Total operating expenses	285,920	565,247

Net loss	$(56,485)	$(237,682)

Net income (loss):
Managing Member	$17,283	$39,191
Other Members	(73,768)	(276,873)

	$(56,485)	$(237,682)

Net loss per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.55)
Weighted average number of Units outstanding	946,746	500,092

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2008

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Members’ capital as of February 24, 2007 (date of inception)	—	$—	$—	$—
Capital contributions	50	500	100	600
Less selling commissions to affiliates	—	(79,039)	—	(79,039)
Syndication costs	—	(814,104)	—	(814,104)
Net loss	—	(125)	(12,420)	(12,545)

Balance December 31, 2007	50	(892,768)	(12,320)	(905,088)
Capital contributions	1,159,560	11,595,600	—	11,595,600
Rescissions of capital contributions	(2,500)	(25,000)	—	(25,000)
Distributions to Other Members ($0.67 per Unit)	—	(334,295)	—	(334,295)
Less selling commissions to affiliates	—	(703,942)	—	(703,942)
Syndication costs	—	(962,315)	—	(962,315)
Distributions to Managing Member	—	—	(26,871)	(26,871)
Net (loss) income		(276,873)	39,191	(237,682)

Balance September 30, 2008	1,157,110	$8,400,407	$—	$8,400,407

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Operating activities:
Net loss	$(56,485)	$(237,682)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation of operating lease assets	133,407	204,066
Amortization of initial direct costs	4,376	4,897
Amortization of unearned income on direct finance	(552)	(552)
Amortization of unearned income on notes receivable	(39,849)	(50,042)
Changes in operating assets and liabilities:
Accounts receivable	(87,908)	(119,809)
Prepaid expenses and other assets	(3,090)	(3,229)
Accounts payable, Managing Member	1,485	1,540
Accounts payable, other	850,137	1,085,516
Accrued liabilities, affiliates	(91,098)	(64,748)
Unearned operating lease income	29,273	29,273

Net cash provided by operating activities	739,696	849,230

Investing activities:
Purchases of equipment on operating leases	(3,525,897)	(6,263,182)
Purchases of equipment on direct financing leases	(37,906)	(37,906)
Purchase of securities	(450,000)	(450,000)
Payments of initial direct costs	(66,246)	(74,349)
Payments received on direct financing leases	2,075	2,075
Note receivable advances	—	(1,250,000)
Payments received on notes receivable	36,362	41,934

Net cash used in investing activities	(4,041,612)	(8,031,428)

Financing activities:
Selling commissions to affiliates	(187,392)	(782,981)
Syndication costs	(1,319,350)	(1,776,419)
Distributions to Other Members	(169,267)	(247,881)
Distributions to Managing Member	(13,724)	(19,864)
Capital contributions	4,977,950	11,595,600
Rescissions of capital contributions	(25,000)	(25,000)

Net cash provided by financing activities	3,263,217	8,743,455

Net (decrease) increase in cash and cash equivalents	(38,699)	1,561,257
Cash and cash equivalents at beginning of period	1,600,556	600

Cash and cash equivalents at end of period	$1,561,857	$1,561,857

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,644	$17,431

Cash paid during the period for taxes	$—	$1,600

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$86,414	$86,414

Distributions payable to Managing Member at period-end	$8,547	$8,547

See accompanying notes.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

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

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7,500,000. Total contributions to the Fund exceeded $7,500,000 on July 15, 2008. As of September 30, 2008, contributions totaling $11,596,200, inclusive of the $500 initial member’s capital investment, have been received and 1,157,110 Units were issued and outstanding. Further, as of such date, the Fund continues activities of raising investment capital.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred and will continue to incur costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. As the Company commenced initial operations on January 24, 2008, comparative information is not presented for 2007 development stage activities.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. Currently, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Purchased securities in publicly traded borrowers are carried at fair value. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. See note 11 for further discussion.

Warrants

From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivables. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 11 for further discussion.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Upon commencement of its principal operations on January 24, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3.	Notes receivable net:

At September 30, 2008, the Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2008, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 12%. The notes are generally secured by the equipment financed. As of September 30, 2008, the minimum future payments receivable are as follows:

Three months ending December 31, 2008	$58,381
Year ending December 31, 2009	536,827
2010	559,074
2011	326,829

1,481,111
Less: portion representing unearned interest income	(223,004)

1,258,107
Unamortized indirect costs	8,874

Notes receivable, net	$1,266,981

4.	Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$—	$6,263,182	$(204,066)	$6,059,116
Net investment in direct financing leases	—	37,906	(1,523)	36,383
Initial direct costs, net	—	63,605	(3,026)	60,579

Total	$—	$6,364,693	$(208,615)	$6,156,078

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2008 totaling $942 thousand related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in the three and nine months ended September 30, 2008.

All of the Company’s leased property was acquired during the first nine months of 2008. Depreciation expense on property subject to operating leases was $133,407 and $204,066 for the three and nine months ended September 30, 2008, respectively.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4.	Investments in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Materials handling	$—	$2,814,625	$—	$2,814,625
Transportation	—	1,031,762	—	1,031,762
Construction	—	1,542,367	—	1,542,367
Computers	—	874,428	—	874,428

	—	6,263,182	—	6,263,182
Less accumulated depreciation	—	(204,066)	—	(204,066)

Total	$—	$6,059,116	$—	$6,059,116

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at September 30, 2008.

Direct financing leases:

As of September 30, 2008, investment in direct financing leases consists of cleaning services equipment. There was no such investment as of December 31, 2007. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2008. (in thousands):

Total minimum lease payments receivable	$39,430
Estimated residual values of leased equipment (unguaranteed)	2,649

Investment in direct financing leases	42,079
Less unearned income	(5,696)

Net investment in direct financing leases	$36,383

At September 30, 2008, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2008	$265,096	$2,075	$267,171
Year ending December 31, 2009	1,060,386	8,301	1,068,687
2010	990,168	8,301	998,469
2011	680,749	8,301	689,050
2012	539,274	8,301	547,575
2013	494,371	4,151	498,522
Thereafter	634,780	—	634,780

	$4,664,824	$39,430	$4,704,254

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases currently range from seven to ten years.

ATEL 12, LLC

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

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS.

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

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2008 as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Selling commissions, deducted from Other Members capital	$187,392	$703,942
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	547,962	962,315
Administrative costs reimbursed to Managing Member and/or affiliates	31,552	62,487
Asset management fees to Managing Member and/or affiliates	7,748	10,444
Acquisition and initial direct costs paid to Managing Member	150,485	302,176

	$925,139	$2,041,364

6.	Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at September 30, 2008 and as an incremental increase to Members’ deficit at December 31, 2007 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration. Syndication costs totaled $735,354 and $1,666,257 for the three and nine months ended September 30, 2008.

ATEL 12, LLC

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

As of September 30, 2008 and December 31, 2007, total outstanding borrowings and availability under the facilities were as follows:

	September 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000,000	$75,000,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(6,735,000)	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$68,265,000	$66,375,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2008 and December 31, 2007.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the

ATEL 12, LLC

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

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company’s affiliates. However, as amounts are drawn on the facility by each of the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

8.	Commitments:

At September 30, 2008, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $11,223,500 and $625,000, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

10.	Members’ Capital:

As of September 30, 2008, 1,157,110 Units were issued and outstanding. The Fund is authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Distributions declared	$213,152	$334,295
Weighted average number of Units outstanding	946,746	500,092

Weighted average distributions per Unit	$0.23	$0.67

11.	Fair value of financial instruments:

During the first quarter of 2008, the Company adopted SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FSP No. 157-2, “Effective Date of FASB Statement No. 157”. Issued in February 2008, FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11.	Fair value of financial instruments (continued):

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

Purchased securities

The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and conditions of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008, the carrying value of purchased securities approximates fair value.

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

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements may involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, releasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 12, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200,000,000.

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7,500,000. Total contributions to the Fund exceeded $7,500,000 on July 15, 2008.

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $763,553 and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. As of September 30, 2008, the Company has purchased a total of $6,263,182 of equipment for long-term operating leases and funded investments in notes receivable totaling $1,250,000.

Capital Resources and Liquidity

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of September 30, 2008, contributions totaling $11,596,200 have been received. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

As of September 30, 2008 and December 31, 2007, total outstanding borrowings and availability under the facilities were as follows:

	September 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000,000	$75,000,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(6,735,000)	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$68,265,000	$66,375,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2008 and December 31, 2007.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, the Managing Member, AFS and ALC, are liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by the Managing Member, AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company’s affiliates. However, as amounts are drawn on the facility by each of the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

At September 30, 2008, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $11,223,500 and $625,000, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Cash Flows

During the three and nine months ended September 30, 2008, the Company’s main sources of cash were proceeds from its offering of Units. As of September 30, 2008, 1,157,110 Units have been sold net of rescissions. Capital contributions in the amount of $4,977,950 and $11,595,600 were received for the three and nine months ended September 30, 2008, respectively.

During the same period, the primary use of cash was to purchase leased assets and fund investments in notes receivable. Year-to-date, operating and direct financing lease assets totaling $6,301,088 have been purchased and loans totaling $1,250,000 have been funded. A total of $3,563,803 of lease assets was originated during the third quarter of 2008. Also during the third quarter of 2008, the Company purchased equity investments in a select number of private enterprises totaling $450, 000.

In addition, cash was used to pay commissions and syndication costs associated with the offering - totaling a combined $1,506,742 and $2,559,400 for the three and nine months ended September 30, 2008, respectively, as well as to pay distributions to Other Members and the Managing Member, and invoices related to startup costs, acquisition expenses and management fees.

Results of Operations

The Company had a net loss of $56,485 for the third quarter of 2008 on revenues totaling $229,435 and expenses of $285,920. Year-to-date, the Company had a net loss of $237,682 on revenues of $327,565 and expenses totaling $565,247.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable, all of which were purchased or funded during the first nine months of 2008. Combined, such revenues constituted approximately 94% and 92% of total revenues during the three- and nine-month periods ended September 30, 2008, respectively. The remainder of the Company’s revenues for the third quarter and first nine months of 2008, which totaled $14,659 and $26,936, respectively, were derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Consistent with the growth of revenues resulting from the continued increase in the Company’s lease asset portfolio, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 76% of total expenses during each of the third quarter and first nine months of 2008. The remainder of the Company’s expenses for the third quarter and first nine months of 2008, which totaled $68,275 and $133,355, respectively, were largely related to startup costs, professional fees, management fees and other operational expenses.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2008:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000,000	1,157,110	$11,571,100

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$117,324	$586,618	$703,942
Other syndication costs	—	962,315	962,315
Other expenses	443,179	—	443,179

Total expenses	$560,503	$1,548,933	$2,109,436

(8)	Net offering proceeds to the issuer after the total expenses in item 7: $9,461,664

(9)	The amount of net offering proceeds to the issuer used for each of the purposed listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$63,605	$6,301,088	$6,364,693
Investments in notes receivable	10,744	1,250,000	1,260,744
Distributions paid	19,864	247,880	267,744

	$94,213	$7,798,968	$7,893,181

(10)	Net offering proceeds to the issuer after the total investments and distributions in item 9: $1,568,483

Note: The distributions paid to others include interest on escrowed contributions totaling $2,886.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: November 12, 2008

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