Form 10-K
period 2008-12-31
ATEL 12, LLC
filed 2009-03-27
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.  Yes  ☐    No  ☑

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2009 was 1,720,450.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	BUSINESS

General Development of Business

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

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7,500,000. Total contributions to the Fund exceeded $7,500,000 on July 15, 2008. As of December 31, 2008, cumulative contributions, net of rescissions, totaling $15,244,120 (inclusive of the $500 initial member’s capital investment) have been received and 1,524,402 Units were issued and outstanding. Further, as of such date, the Fund continues activities of raising investment capital.

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

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

Narrative Description of Business

The Company has acquired and intends to acquire various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s primary investment objective is to acquire investments primarily in low-technology, low-obsolescence equipment such as materials handling equipment, manufacturing equipment, mining equipment, and transportation equipment. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment. The Company will also seek investments in equipment or financing of equipment and business involving “green technologies” such as those involved in the following activities: materials recycling, water purification, sewage treatment pollution radiation, gas and other emission treatment, solid waste management, renewable energy generation, as well as many other similar industries and activities.

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2008, the Company had purchased equipment with a total acquisition price of $7,943,604. The Company had also loaned $1,500,000 for notes receivable secured by various assets.

As of the date of the final commitment of its proceeds from the sale of Units, the Company’s objective is to have at least 60% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate credits and/or leases guaranteed by such high quality corporate credits. High quality corporate credits are lessees or guarantors who have a credit rating by Moody’s Investors Service, Inc. of “Baa” or better, or the credit equivalent as determined by the Manager, or are public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 40% of the initial investment portfolio may include equipment lease transactions, real property single tenant net leases and other financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 40% of the portfolio may be growth capital financing investments. No more than 20% of the initial portfolio, by cost, will consist of these growth capital financing investments and no more than 20% of the portfolio, by cost, will consist of real estate investments. The Company’s objective is to invest approximately 25% of its capital in assets that involve “green” technologies or applications as discussed above.

During 2008, certain lessees generated significant portions of the Company’s total operating revenues as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
Meadwestvaco Corporation	Transportation	16%
Midwest Energy Resources Co.	Construction	16%
Wal-Mart Transportation, LLC	Transportation	16%
Ryder Integrated Logistics, Inc.	Materials handling	15%
Newell Rubbermaid, Inc.	Materials handling	10%

These percentages are not expected to be comparable in future periods.

The equipment financing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the type of financing, the lease or loan term and type of equipment. The ability of the Company to keep the equipment leased and the terms of purchase, lease and sale of equipment depends on various factors (many of which neither the Managing Member nor the Company can control), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments owned at any time during the reinvestment period; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. Currently, 100% of the Company’s operating revenues are from customers domiciled in North America.

The business of the Company is not seasonal.

The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2008 and the industries to which the assets have been leased:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$4,457,141	56.11%
Construction	1,542,367	19.41%
Transportation	1,031,762	12.99%
Computers	874,428	11.01%
Cleaning and maintenance	37,906	0.48%

	$7,943,604	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation services	$2,043,198	25.72%
Gas/coal	1,791,286	22.55%
Lumber/wood products	1,679,699	21.15%
Rubber/miscellaneous plastics	1,331,692	16.76%
Business services	874,428	11.01%
Electronics	160,207	2.02%
Rail	63,094	0.79%

	$7,943,604	100.00%

For further information regarding the Company’s equipment lease portfolio as of December 31, 2008, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2008 and the industries to which the assets have been financed:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Miscellaneous office equipment	$1,500,000	100.00%

	$1,500,000	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Health services	$1,250,000	83.34%
Business services	125,000	8.33%
Electronics	125,000	8.33%

	$1,500,000	100.00%

For further information regarding the Company’s note receivable portfolio as of December 31, 2008, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

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

Holders

As of December 31, 2008, a total of 469 investors were Unitholders of record in the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

The Managing Member has sole discretion in determining the amount of distributions; provided, however, that the Managing Member will not cause the Company to reinvest operating revenues in equipment, but will distribute available cash, subject to payment of any obligations of the Company, (i) in an amount sufficient to allow an investor in a 31% federal income tax bracket to meet the federal and state income taxes due on income from the operations of the Fund; (ii) through the first full fiscal quarter ending at least six months after termination of the offering of Units, an amount equal to the lesser of: (a) a rate of return on their original capital contribution equal to 2.5% over the average yield on five-year United States Treasury Bonds for the fiscal quarter immediately preceding the date of distribution, as published in a national financial newspaper from time to time (with a minimum of 8% per annum and a maximum of 9% per annum), or (b) 90% of the total amount of cash available for distributions; and (iii) for each quarter during the rest of the reinvestment period, an amount equal to 9% per annum on their original capital contribution.

The Company commenced periodic distributions in February 2008. The rate for monthly distributions from 2008 operations was $0.075 per Unit for the period from February through December 2008. The rate for each of the quarterly distributions paid in 2008 was $0.225 per Unit.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2008:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000,000	1,524,402	$15,244,020

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securites registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$228,653	$1,143,264	$1,371,917
Other syndication costs	-	1,437,524	1,437,524
Other expenses	663,630	-	663,630

Total expenses	$892,283	$2,580,788	$3,473,071

(8) Net offering proceeds to the issuer after the total expenses in item 7:			$11,770,949

(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$95,011	$7,943,604	$8,038,615
Investments in notes receivable	11,220	1,500,000	1,511,220
Distributions paid	42,158	522,823	564,981

	$148,389	$9,966,427	$10,114,816

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $763,553 and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. As of December 31, 2008, the Company has purchased a total of $7,943,604 of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $1,500,000.

Capital Resources and Liquidity

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of December 31, 2008, cumulative contributions, net of rescissions, totaling $15,244,120 have been received. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company is also beginning to realize cash flow from contracts with lessees for fixed lease terms at fixed rental amounts.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Effective June 28, 2007, the Company and the Managing Member were added as participants, with AFS and certain of its affiliates, in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The facility is for $75,000,000.

Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for Company participation in the acquisition facility was reduced from $15,000,000 to $7,500,000. As of December 31, 2008, the Company was eligible to participate.

As of December 31, 2008 and 2007, total outstanding borrowings and availability under the facilities were as follows:

	December 31,
	2008	2007
Total available under the financing arrangement	$75,000,000	$75,000,000
Amount borrowed by the Company under the acquisition facility	-	-
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(8,822,836)	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$66,177,164	$66,375,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1,323,000 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $118,000.

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

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, the Managing Member, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, the Managing Member, AFS and ALC, are liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by the Managing Member, AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2008.

At December 31, 2008, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7,903,696 and $375,000, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Cash Flows

During 2008, the Company’s main sources of cash were proceeds from its offering of Units. Year-to-date, capital contributions, net of rescissions, totaling $15,243,520 (1,524,352 Units) have been received. Also during 2008, the Company began to realize cash flow from its portfolio of operating and direct financing lease contracts and notes receivable.

During the same period, the primary use of cash was to purchase leased assets and fund investments in notes receivable. Year-to-date, operating and direct financing lease assets totaling $7,943,604 has been purchased and loans totaling $1,500,000 have been funded. The Company also purchased equity investments in a select number of private enterprises totaling $460,417.

In addition, cash was used to pay commissions and syndication costs associated with the offering - totaling a combined $2,809,441 for 2008, as well as to pay distributions to Other Members and the Managing Member, and invoices related to startup costs, acquisition expenses and management fees.

During the period from February 24, 2007 (Date of Inception) through December 31, 2007, cash flow was solely comprised of capital contributions from the Company’s initial member and the Managing Member.

Results of Operations

The Company had a net loss of $360,020 for 2008 on revenues totaling $770,099 and expenses of $1,130,119.

A majority of the Company’s revenues were derived from its investments in lease assets and notes receivable, all of which were purchased or funded during 2008. Combined, such revenues constituted approximately 96% of total revenues during 2008. The remainder of the Company’s revenues for the year, which totaled $30,929, was derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Consistent with the growth of revenues resulting from the continued increase in the Company’s lease asset portfolio, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 79% of total expenses during 2008. The remainder of the Company’s expenses for the year, which totaled $241,746, was largely related to startup costs, professional fees, management fees and other operational expenses.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

Critical Accounting Policies and Estimates

The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes, the Company reports only the principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge-off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are written off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ capital (deficit), and cash flows for the year ended December 31, 2008 and for the period from February 24, 2007 (inception date) through December 31, 2007. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from February 24, 2007 (inception date) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 25, 2009

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Cash and cash equivalents	$2,050,305	$600
Due from Affiliate	165,457	-
Accounts receivable, net	28,587	-
Notes receivable, net	1,479,928	-
Investment in securities	460,417	-
Investments in equipment and leases, net	7,453,704	-
Other assets	3,435	-

Total assets	$11,641,833	$600

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)

Accounts payable and accrued liabilities:
Managing Member	$12,580	$-
Affiliates	-	904,688
Accrued distributions to Other Members	112,226	-
Other	97,933	1,000
Unearned operating lease income	43,286	-

Total liabilities	266,025	905,688

Commitments and contingencies

Members’ capital (deficit):
Managing Member	-	(12,320)
Other Members	11,375,808	(892,768)

Total Members’ capital (deficit)	11,375,808	(905,088)

Total liabilities and Members’ capital (deficit)	$11,641,833	$600

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008 AND

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

	For the year ended December 31, 2008	For the period from February 24, 2007 (Date of Inception) through December 31, 2007
Revenues:
Operating lease income	$647,543	$-
Direct financing leases	1,082	-
Notes receivable interest income	90,545	-
Interest income	24,283	-
Other	6,646	-

Total revenues	770,099	-

Expenses:
Depreciation of operating lease assets	571,637	-
Asset management fees to Managing Member	30,582	-
Acquisition expense	316,736	-
Cost reimbursements to Managing Member and affiliates	105,148	4,238
Amortization of initial direct costs	13,627	-
Interest expense	17,431	1,407
Professional fees	34,513	5,272
Outside services	17,725	190
Other	22,720	1,438

Total operating expenses	1,130,119	12,545

Net loss	$(360,020)	$(12,545)

Net income (loss):
Managing Member	$63,577	$(12,420)
Other Members	(423,597)	(125)

	$(360,020)	$(12,545)

Net loss per Limited Liability Company Unit (Other Members)	$(0.60)	$(2.50)
Weighted average number of Units outstanding	704,323	50

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

AND FOR THE YEAR ENDED DECEMBER 31, 2008

	Other Members		Managing
	Units	Amount	Member	Total
Members’ capital as of February 24, 2007 (date of inception)	-	$-	$-	$-
Capital contributions	50	500	100	600
Less selling commissions to affiliates	-	(79,039)	-	(79,039)
Syndication costs	-	(814,104)	-	(814,104)
Net loss	-	(125)	(12,420)	(12,545)

Balance December 31, 2007	50	(892,768)	(12,320)	(905,088)
Capital contributions	1,526,852	15,268,520	-	15,268,520
Rescissions of capital contributions	(2,500)	(25,000)	-	(25,000)
Distributions to Other Members ($0.90 per Unit)	-	(635,049)	-	(635,049)
Less selling commissions to affiliates	-	(1,292,878)	-	(1,292,878)
Syndication costs	-	(623,420)	-	(623,420)
Distributions to Managing Member	-	-	(51,257)	(51,257)
Net (loss) income	-	(423,597)	63,577	(360,020)

Balance December 31, 2008	1,524,402	$11,375,808	$-	$11,375,808

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008 AND

FOR THE PERIOD FROM FEBRUARY 24, 2007 (Date of Inception)

THROUGH DECEMBER 31, 2007

	For the year ended December 31, 2008	For the period from February 24, 2007 (Date of Inception) through December 31, 2007
Operating activities:
Net loss	$(360,020)	$(12,545)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	571,637	-
Amortization of initial direct costs	13,627	-
Amortization of unearned income on direct financing leases	(1,082)	-
Amortization of unearned income on notes receivable	(90,545)	-
Changes in operating assets and liabilities:
Accounts receivable	(28,587)	-
Prepaid expenses and other assets	(3,435)	-
Accounts payable, Managing Member	12,580	-
Accrued liabilities, affiliates	(177,002)	11,545
Accrued liabilities, other	87,834	1,000
Unearned operating lease income	43,286	-

Net cash provided by operating activities	68,293	-

Investing activities:
Purchases of equipment on operating leases	(7,905,698)	-
Purchases of equipment on direct financing leases	(37,906)	-
Purchase of securities	(460,417)	-
Payments of initial direct costs	(106,231)	-
Payments received on direct financing leases	4,151	-
Note receivable advances	(1,500,000)	-
Payments received on notes receivable	118,415	-

Net cash used in investing activities	(9,887,686)	-

Financing activities:
Selling commissions to affiliates	(1,371,917)	-
Syndication costs paid to Managing Member	(1,437,524)	-
Distributions to Other Members	(522,823)	-
Distributions to Managing Member	(42,158)	-
Capital contributions	15,268,520	600
Rescissions of capital contributions	(25,000)	-

Net cash provided by financing activities	11,869,098	600

Net increase in cash and cash equivalents	2,049,705	600
Cash and cash equivalents at beginning of period	600	-

Cash and cash equivalents at end of period	$2,050,305	$600

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,431	$-

Cash paid during the period for taxes	$1,600	$-

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$112,226	$-

Distributions payable to Managing Member at period-end	$9,099	$-

Syndication and organizational costs payable to affiliated company	$-	$904,688

See accompanying notes.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

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

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7,500,000. Total contributions to the Fund exceeded $7,500,000 on July 15, 2008. As of December 31, 2008, cumulative contributions, net of rescissions, totaling $15,244,120 (inclusive of the $500 initial member’s capital investment) have been received and 1,524,402 Units were issued and outstanding. Further, as of such date, the Fund continues activities of raising investment capital.

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

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ capital (deficit), and cash flows for the year ended December 31, 2008 and for the period from February 24, 2007 (Date of Inception) through December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Cash and cash equivalents

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”), so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable.

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

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost. See note 12 for further discussion.

Warrants

From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivables. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2008, income taxes and franchise taxes totaled $4,800.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements as of December 31, 2008 as follows:

Financial statement basis of net assets	$11,375,808
Tax basis of net assets (unaudited)	13,583,709

Difference	$(2,207,901)

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the year ended December 31, 2008:

Net loss per financial statements	$(360,020)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(780,264)
Adjustments to revenues/other expenses	44,854

Net income per federal tax return (unaudited)	$(1,095,430)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	Percentage of Total Equipment Cost
Transportation	32%
Gas/Coal	17%
Lumber/Wood products	16%
Business services	14%
Rubber/Misc. plastics	10%

Five customers comprised 73% of the Company’s total revenues from leases during 2008 as follows:

Lessee	Type of Equipment	Percentage of Total Lease Revenues
Meadwestvaco Corporation	Transportation	16%
Midwest Energy Resources Co.	Construction	16%
Wal-Mart Transportation, LLC	Transportation	16%
Ryder Integrated Logistics, Inc.	Materials handling	15%
Newell Rubbermaid, Inc.	Materials handling	10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2008, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 12%. The notes are generally secured by the equipment financed. As of December 31, 2008, the minimum future payments receivable are as follows:

Year ending December 31, 2009	$636,371
2010	654,717
2011	402,292
2012	6,250

1,699,630
Less: portion representing unearned interest income	(227,500)

1,472,130
Unamortized indirect costs	7,798

Notes receivable, net	$1,479,928

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2008
Net investment in operating leases	$-	$7,905,698	$(571,637)	$7,334,061
Net investment in direct financing leases	-	37,906	(3,069)	34,837
Initial direct costs, net	-	95,011	(10,205)	84,806

Total	$-	$8,038,615	$(584,911)	$7,453,704

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2008 totaling $66,664 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded during 2008.

All of the Company’s leased property was acquired during 2008. Depreciation expense on property subject to operating leases was $571,637 for 2008.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance December 31, 2008
Materials handling	$-	$4,457,141	$-	$4,457,141
Transportation	-	1,031,762	-	1,031,762
Construction	-	1,542,367	-	1,542,367
Computers	-	874,428	-	874,428

	-	7,905,698	-	7,905,698
Less accumulated depreciation	-	(571,637)	-	(571,637)

Total	$-	$7,334,061	$-	$7,334,061

The average estimated residual value for assets on operating leases was 25% of the assets’ original cost at December 31, 2008.

Direct financing leases:

As of December 31, 2008, investment in direct financing leases consists of cleaning services equipment. There was no such investment as of December 31, 2007.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5.	Investments in equipment and leases, net (continued):

The following lists the components of the Company’s investment in direct financing leases as of December 31, 2008:

Total minimum lease payments receivable	$37,355
Estimated residual values of leased equipment (unguaranteed)	2,649

Investment in direct financing leases	40,004
Less unearned income	(5,167)

Net investment in direct financing leases	$34,837

At December 31, 2008, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2009	$1,632,637	$8,301	$1,640,938
2010	1,560,515	8,301	1,568,816
2011	1,093,093	8,301	1,101,394
2012	802,633	8,301	810,934
2013	553,417	4,151	557,568
Thereafter	634,780	-	634,780

	$6,277,075	$37,355	$6,314,430

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases currently range from three to ten years.

6.	Related party transactions:

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6.	Related party transactions (continued):

The Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement, during the year ended December 31, 2008 and for the period from February 24, 2007 (Date of Inception) through December 31, 2007 as follows:

	For the year ended December 31, 2008	For the period from February 24, 2007 (Date of Inception) through December 31, 2007
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$1,292,878	$79,039
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	623,420	814,104
Administrative costs reimbursed to Managing Member	105,148	11,545
Asset management fees to Managing Member	30,582	-
Acquisition and initial direct costs paid to Managing Member	422,967	-

	$2,474,995	$904,688

7.	Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at December 31, 2008 and as an incremental increase to Members’ deficit at December 31, 2007 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration. Syndication costs totaled $1,916,298 for the year ended December 31, 2008 and $893,143 for the period from February 24, 2007 (Date of Inception) through December 31, 2007.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25,000,000 and 14% of any additional offering proceeds. As of December 31, 2008, the Company had recorded an approximate $382,000 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

8.	Borrowing facilities:

Effective June 28, 2007, the Company and the Managing Member were added as participants, with AFS and certain of its affiliates, in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The facility is for $75,000,000. Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for Company participation in the acquisition facility was reduced from $15,000,000 to $7,500,000. As of December 31, 2008, the Company was eligible to participate.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8.	Borrowing facilities (continued):

As of December 31, 2008 and 2007, total outstanding borrowings and availability under the facilities were as follows:

	December 31,
	2008	2007
Total available under the financing arrangement	$75,000,000	$75,000,000
Amount borrowed by the Company under the acquisition facility	-	-
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(8,822,836)	(8,625,000)

Total remaining available under the acquisition and warehouse facilities	$66,177,164	$66,375,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1,323,000 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $118,000. There were no borrowings under the warehouse facility as of December 31, 2007.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, the Managing Member, AFS and ALC, are liable for their pro-rata shares of the obligations based on their respective net worth, companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by the Managing Member, AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8.	Borrowing facilities (continued):

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

9.	Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2008, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $7,903,696 and $375,000, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

10.	Guarantees:

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

11.	Members’ Capital:

A total of 1,524,402 Units and 50 Units were issued and outstanding as of December 31, 2008 and 2007, respectively. The Fund is authorized to issue up to 20,000,000 total Units.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11.	Members’ Capital (continued):

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. During 2008, the Company paid distributions to the Other Members totaling $635,049, or $0.90 per Unit to the Other Members. There were no such distributions paid during 2007.

12.	Fair value of financial instruments:

During the first quarter of 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions of what market participants would use in pricing the asset or liability.

At December 31, 2008, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

Alternatively, the following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate consistent with SFAS 157. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents:

The recorded amounts of the Company’s cash and cash equivalents at December 31, 2008 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12.	Fair value of financial instruments (continued):

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2008 and 2007. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at December 31, 2008 and 2007:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,050,305	$2,050,305	$600	$600
Notes receivable	1,479,928	1,479,928	-	-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Associates 12, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performs distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Associates 12, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Associates 12, LLC (Managing Member)

Dean L. Cash, age 58, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 55, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 50, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2008.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 12, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2008 and for the period from February 24, 2007 (Date of Inception) through December 31, 2007 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2008, $1,371,917 of such commissions had either been accrued or paid to ASC. Of that amount, $1,143,264 has been re-allowed to other broker/dealers.

Asset Management Fee and Carried Interest

The Company pays the Manager an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash from Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by the Manager and its affiliates in determining portfolio and investment strategies and generally managing or supervising the management of the investment portfolio.

The Manager also receives, as its Carried Interest, an amount equal to 7.5% of all Company Distributions.

AFS supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund’s term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager’s Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

The amount of the Carried Interest permitted the Manager under the NASAA Fee Limitation will be dependent on the amount by which the percentage of Gross Proceeds the Fund ultimately commits to Investment in Equipment exceeds the minimum Investment in Equipment under the NASAA Fee Limitation. The NASAA Fee Limitation permits the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment. With a minimum Investment in Equipment of 85.875%, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%). At the lowest permitted level of Investment in Equipment, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their Adjusted Invested Capital, and, thereafter, the promotional interest may increase to 15% of all Distributions.

With the additional carried interest calculated as described above, the maximum aggregate fees payable to the Manager and Affiliates under the NASAA Guidelines as carried interest and promotional interest would equal 11.5% of Distributions of Cash from Operations (6.5% + 5% = 11.5%), and 7.5% of Distributions of Sale or Refinancing Proceeds (6.5% + 1% = 7.5%), before the subordination level was reached, and 21.5% of all Distributions thereafter. The maximum amounts to be paid under the terms of the Operating Agreement are subject to the application of the Asset Management Fee Limit provided in Section 8.3 of the Agreement, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the NASAA Fee Limitation.

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager’s Carried Interest. If and to the extent that the Asset Management Fee and Manager’s Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

See Note 6 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2008, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Associates 12, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data—Notes to Financial Statements—Related party transactions” at Note 6 thereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2008 and the period from February 24, 2007 (Date of Inception) through December 31, 2007, the Company incurred audit, audit related and other fees with its principal auditors as follows:

	For the year ended December 31, 2008	For the period from February 24, 2007 (Date of Inception) through December 31, 2007
Audit fees	$27,496	$27,199
Audit related fees	-	36,879
Other fees	419	1,879

	$27,915	$65,957

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q. Audit related fees represent costs incurred pursuant to the Company’s registration statement on Form S-1. Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the year ended December 31, 2008 and for the period from February 24, 2007 (Date of Inception) through December 31, 2007

Statements of Changes in Members’ Capital (Deficit) for the year ended December 31, 2008 and for the period from February 24, 2007 (Date of Inception) through December 31, 2007

Statements of Cash Flows for the years ended December 31, 2008 and for the period from February 24, 2007 (Date of Inception) through December 31, 2007

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective September 26, 2007 as filed on October 2, 2007 (File Number 333-142034) is hereby incorporated herein by reference

(14.1) Code of Ethics

(31.1) Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2) Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1) Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2) Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2009

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
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Associates 12, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Associates 12, LLC, (Managing Member)	March 25, 2009

/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)	March 25, 2009

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Associates 12, LLC (Managing Member)	March 25, 2009

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.