Form 10-Q
period 2009-03-31
ATEL 12, LLC
filed 2009-05-14
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to

Commission File number 000-53618

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2009 was 1,946,703.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,511	$2,050
Due from affiliate	—	166
Accounts receivable	86	29
Notes receivable, net of unearned interest income of $187 as of March 31, 2009 and $228 as of December 31, 2008	1,374	1,480
Investment in securities	460	460
Investments in equipment and leases, net of accumulated depreciation of $1,194 as of March 31, 2009 and $572 as of December 31, 2008	11,633	7,454
Other assets	7	3

Total assets	$17,071	$11,642

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$17	$13
Due to affiliate	68	—
Accrued distributions to Other Members	137	112
Other	2,535	98
Acquisition facility obligation	1,000	—
Unearned operating lease income	133	43

Total liabilities	3,890	266

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	13,181	11,376

Total Members’ capital	13,181	11,376

Total liabilities and Members’ capital	$17,071	$11,642

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Operating lease revenue	$691	$28
Direct financing leases	1	—
Notes receivable interest income	40	—
Interest income	—	3

Total revenues	732	31

Expenses:
Depreciation of operating lease assets	622	27
Asset management fees to Managing Member	32	1
Acquisition expense	255	50
Cost reimbursements to Managing Member and affiliates	44	10
Amortization of initial direct costs	18	—
Interest expense	25	3
Professional fees	25	—
Outside services	5	2
Other	3	1

Total operating expenses	1,029	94

Net loss	$(297)	$(63)

Net income (loss):
Managing Member	$31	$15
Other Members	(328)	(78)

	$(297)	$(63)

Net loss per Limited Liability Company Unit (Other Members)	$(0.20)	$(0.52)
Weighted average number of Units outstanding	1,663,638	148,849

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE THREE MONTHS

ENDED MARCH 31, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members
	Units	Amount	Managing Member	Total
Balance December 31, 2007	50	$(893)	$(12)	$(905)
Capital contributions	1,526,852	15,269	—	15,269
Rescissions of capital contributions	(2,500)	(25)	—	(25)
Distributions to Other Members ($0.90 per Unit)	—	(635)	—	(635)
Less selling commissions to affiliates	—	(1,293)	—	(1,293)
Syndication costs	—	(623)	—	(623)
Distributions to Managing Member	—	—	(51)	(51)
Net (loss) income		(424)	63	(361)

Balance December 31, 2008	1,524,402	11,376	—	11,376
Capital contributions	297,001	2,970	—	2,970
Distributions to Other Members ($0.22 per Unit)	—	(374)	—	(374)
Less selling commissions to affiliates	—	(267)	—	(267)
Syndication costs	—	(196)	—	(196)
Distributions to Managing Member	—	—	(31)	(31)
Net (loss) income	—	(328)	31	(297)

Balance March 31, 2009	1,821,403	$13,181	$—	$13,181

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$(297)	$(63)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation of operating lease assets	622	27
Amortization of initial direct costs	18	—
Amortization of unearned income on direct financing leases	(1)	—
Amortization of unearned income on notes receivable	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	(57)	(12)
Prepaid and other assets	(4)	—
Accounts payable, Managing Member	2	—
Accounts payable, other	2,437	3
Accrued liabilities, affiliates	233	25
Unearned operating lease income	90	—

Net cash provided by (used in) operating activities	3,003	(20)

Investing activities:
Purchases of equipment on operating leases	(4,687)	(972)
Purchases of equipment on direct financing leases	(40)	—
Payments of initial direct costs	(94)	(3)
Payments received on direct financing leases	4	—
Note receivable advances	—	(125)
Payments received on notes receivable	145	—

Net cash used in investing activities	(4,672)	(1,100)

Financing activities:
Borrowings under acquisition facility	1,500	—
Repayments under acquisition facility	(500)	—
Selling commissions to affiliates	(267)	(118)
Syndication costs paid to Managing Member	(196)	(196)
Distributions to Other Members	(349)	(17)
Distributions to Managing Member	(28)	(1)
Capital contributions	2,970	2,192

Net cash provided by financing activities	3,130	1,860

Net increase in cash and cash equivalents	1,461	740
Cash and cash equivalents at beginning of period	2,050	1

Cash and cash equivalents at end of period	$3,511	$741

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24	$3

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$137	$14

Distributions payable to Managing Member at period-end	$11	$1

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200 million.

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. As of March 31, 2009, cumulative contributions, net of rescissions, totaling $18.2 million (inclusive of the $500 initial member’s capital investment) have been received and 1,821,403 Units were issued and outstanding. Further, as of such date, the Fund continues activities of raising investment capital.

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

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

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

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at March 31, 2009.

Warrants

From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivables. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company for its second quarter 2009 interim reporting period. The Company is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Company’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

3.	Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2009, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 12%. The notes are generally secured by the equipment financed. As of March 31, 2009, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2009	$491
Year ending December 31, 2010	655
2011	402
2012	6

1,554
Less: portion representing unearned interest income	(187)

1,367
Unamortized indirect costs	7

Notes receivable, net	$1,374

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

3.	Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
IDC amortization - notes receivable	$2	$—
IDC amortization - lease assets	16	—

Total	$18	$—

4.	Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$7,334	$4,687	$(622)	$11,399
Net investment in direct financing leases	35	40	(2)	73
Initial direct costs, net	85	92	(16)	161

Total	$7,454	$4,819	$(640)	$11,633

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2009 totaling $2.5 million and $67 thousand at December 31, 2008 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2009 and 2008. Depreciation expense on property subject to operating leases was approximately $622 thousand and $27 thousand for the three months ended March 31, 2009 and 2008, respectively.

All of the Company’s leased property was acquired during 2008 and 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Materials handling	$4,457	$1,598	$—	$6,055
Transportation	1,032	—	—	1,032
Construction	1,542	—	—	1,542
Computers	875	3,089	—	3,964

	7,906	4,687	—	12,593
Less accumulated depreciation	(572)	(622)	—	(1,194)

Total	$7,334	$4,065	$—	$11,399

The average estimated residual value for assets on operating leases was 25% of the assets’ original cost at March 31, 2009 and December 31, 2008.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

4.	Investments in equipment and leases, net (continued):

Direct financing leases:

As of March 31, 2009 and December 31, 2008, investment in direct financing leases consists of cleaning services equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total minimum lease payments receivable	$78	$37
Estimated residual values of leased equipment (unguaranteed)	6	3

Investment in direct financing leases	84	40
Less unearned income	(11)	(5)

Net investment in direct financing leases	$73	$35

At March 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2009	$2,170	$14	$2,184
Year ending December 31, 2010	2,818	20	2,838
2011	2,275	19	2,294
2012	1,170	19	1,189
2013	553	6	559
2014	446	—	446
Thereafter	189	—	189

	$9,621	$78	$9,699

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases by category are as follows (in years):

Equipment category	Useful Life
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10
Computers	3 - 5

5.	Related party transactions:

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

5.	Related party transactions (continued):

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

During the three months ended March 31, 2009 and 2008, the Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$267	$118
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	196	196
Administrative costs reimbursed to Managing Member and/or affiliates	44	10
Asset management fees to Managing Member and/or affiliates	32	1
Acquisition and initial direct costs paid to Managing Member and/or affiliates	332	53

	$871	$378

6.	Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at March 31, 2009 and 2008 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration. Syndication costs totaled $463 thousand and $314 thousand for the three months ended March 31, 2009 and 2008, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25,000,000 and 14% of any additional offering proceeds. As of March 31, 2009, the Company had recorded an approximate $203 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

7.	Borrowing facilities:

The Company and the Managing Member participates with AFS and certain of its affiliates, in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The facility is for $75 million and expires in June 2010.

As of March 31, 2009 and December 31, 2008, total outstanding borrowings and availability under the facilities were as follows (in thousands):

	March 31, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(9,500)	(8,823)

Total remaining available under the acquisition and warehouse facilities	$64,500	$66,177

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including the Managing Member, AFS and ALC (which latter three entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2009, there were no outstanding borrowings under the warehouse facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $118 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 2.46% at March 31, 2009. The weighted average interest rate on borrowings was 1.92% during the three months ended March 31, 2009.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, the Managing Member, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by the Managing Member, AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by the Managing Member, AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, the Managing Member, AFS and ALC, are liable for their pro-rata shares of the obligations based on their respective net worth, companies participating under the borrowing facility.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

7.	Borrowing facilities (continued):

Transactions are financed through this warehousing facility only until the transactions are allocated to one or more specific programs for purchase or are otherwise disposed by the Managing Member, AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the pro-rata portion of the debt associated with the asset, either with cash or by means of the acquisition facility financing, the program’s interest in the asset is removed from the warehouse facility collateral, and ownership of the asset and any pro-rata debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2009, the total amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2009. The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

8.	Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At March 31, 2009, there were commitments to purchase lease assets totaling approximately $6.4 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

10.	Members’ Capital:

A total of 1,821,403 and 1,524,402 Units were issued and outstanding as of March 31, 2009 and December 31, 2008, respectively. The Fund is authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2009	2008
Distributions declared	$374	$31
Weighted average number of Units outstanding	1,663,638	148,849

Weighted average distributions per Unit	$0.22	$0.21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 12, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of September 26, 2007. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $200 million.

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Subsequent non-Pennsylvania capital contributions will be used to fund operations, invest in equipment and real estate, and provide growth capital financing as described in the Company’s S-1 Registration Statement. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008.

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $764 thousand and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. As of March 31, 2009, the Company has purchased a total of $12.7 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $1.5 million.

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Company had net losses of $297 thousand and $63 thousand for the first quarters of 2009 and 2008, respectively. Results for the first quarter of 2009 reflect an increase in total operating expenses offset, in part, by an increase in total revenues. Both operating expenses and revenues increased as the Company’s asset base and operations expanded commensurate with increased contributions and investment.

Revenues

Total revenues for the first quarter of 2009 increased by $701 thousand as compared to the prior year period. The increase was primarily due to revenues derived from assets acquired and/or investments funded since March 2008.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable. Combined, such revenues constituted 100% and 90% of total revenues during the first quarters of 2009 and 2008, respectively. During the first quarter of 2008, approximately $3 thousand, or 10%, of the Company’s total revenues were derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Expenses

Total expenses during the first quarter of 2009 increased by $935 thousand as compared to the prior year period. A majority of the increase was attributable to an $800 thousand period over period increase in depreciation and acquisition expenses resulting from the continued increase in the Company’s lease asset portfolio. Combined, depreciation and acquisition expenses comprised approximately 85% and 82% of total expenses during the first quarters of 2009 and 2008, respectively. The remainder of the net increase in expenses during the first quarter of 2009, as compared to the prior year period, was largely related to increases in cost reimbursement to AFS, management fees, professional fees and interest expense.

Capital Resources and Liquidity

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of March 31, 2009, cumulative contributions, net of rescissions, totaling $18.2 million have been received. In addition, the Company is beginning to realize increased cash flow from contracts with lessees for fixed lease terms at fixed rental amounts.

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The change in the Company’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Cash provided by operating activities increased by $3.0 million for the first quarter of 2009 as compared to the prior year period. The net increase in cash flow was primarily a result of a $2.6 million increase in accounts payable and accrued liabilities and a $338 thousand increase in operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

The period over period increase in accounts payable and accrued liabilities was attributable to quarter-end accruals related to equipment purchases and costs reimbursable to affiliates totaling $2.5 million and $255 thousand, respectively; and the increase in operating results, as adjusted for non-cash items, was largely due to increased revenues derived from the Company’s assets offset, in part, by an increase in acquisition costs and other administrative expenses.

•	Investing Activities

Cash used in investing activities increased by $3.6 million for the first quarter of 2009 as compared to the prior year period. The net increase in cash used (decrease in cash flow) was mainly due to increased acquisition phase activity. Cash used to purchase operating and direct financing lease assets during the first quarter of 2009 increased by $3.8 million when compared to the prior year period. This was offset, in part, by a $145 thousand increase in payments received on notes receivable and a $125 thousand decline in cash used to fund investments in notes receivable.

•	Financing Activities

Net cash provided by financing activities increased by $1.3 million, or 68%, for the first quarter of 2009 as compared to the first quarter of 2008 primarily due to a $1.0 million increase in net proceeds from borrowings as the Company utilized its acquisition facility during the first quarter of 2009, and a $778 thousand period over period increase in subscription proceeds. The aforementioned increases in cash flow were partially offset by increases in cash used to pay distributions to Other Members and syndication costs totaling $332 thousand and $149 thousand, respectively.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes. For detailed information on the Company’s debt obligations, see Note 7, Borrowing facilities, as set forth in Item 1. Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through March 31, 2009.

At March 31, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 8, Commitments, as set forth in Item 1. Financial Statements).

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2009 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000	1,821,403	$18,214

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$273	$1,366	$1,639
Other syndication costs	—	1,634	1,634
Other expenses	1,128	—	1,128

Total expenses	$1,401	$3,000	$4,401

(8)	Net offering proceeds to the issuer after the total expenses in item 7: $13,813

(9)	The amount of net offering proceeds to the issuer used for each of the purposed listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$188	$12,671	$12,859
Investments in notes receivable	12	1,500	1,512
Distributions paid	70	872	942

	$270	$15,043	$15,313

(10)	Net offering proceeds to the issuer after the total investments and distributions in item 9: $(1,500)

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 13, 2009

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