Form 10-Q
period 2009-06-30
ATEL 12, LLC
filed 2009-08-13
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Liability Company Units outstanding as of July 31, 2009 was 2,447,814.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,361	$2,050
Due from Affiliate	—	166
Accounts receivable	92	29
Notes receivable, net of unearned interest income of $151 and $228 at June 30, 2009 and December 31, 2008, respectively	1,245	1,480
Investment in securities	460	460
Investments in equipment and leases, net of accumulated depreciation of $1,842 and $572 at June 30, 2009 and December 31, 2008, respectively	11,893	7,454
Other assets	7	3

Total assets	$17,058	$11,642

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$14	$13
Due to affiliate	266	—
Accrued distributions to Other Members	169	112
Other	111	98
Unearned operating lease income	241	43

Total liabilities	801	266

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,257	11,376

Total Members’ capital	16,257	11,376

Total liabilities and Members’ capital	$17,058	$11,642

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Operating lease income	$738	$48	$1,429	$76
Direct financing leases	1	—	2	—
Notes receivable interest income	37	10	77	10
Interest income	—	4	—	7
Other	—	5	—	5

Total revenues	776	67	1,508	98
Expenses:
Depreciation of operating lease assets	648	44	1,270	71
Asset management fees to Managing Member	36	2	68	3
Acquisition expense	210	94	465	144
Cost reimbursements to Managing Member and affiliates	57	21	101	31
Amortization of initial direct costs	14	1	32	1
Interest expense	12	8	37	11
Professional fees	14	12	39	12
Outside services	5	1	10	3
Other	10	2	13	3

Total operating expenses	1,006	185	2,035	279

Net loss	$(230)	$(118)	$(527)	$(181)

Net income (loss):
Managing Member	$36	$7	$67	$22
Other Members	(266)	(125)	(594)	(203)

	$(230)	$(118)	$(527)	$(181)

Net loss per Limited Liability Company Unit (Other Members)	$(0.13)	$(0.31)	$(0.32)	$(0.74)
Weighted average number of Units outstanding	2,022,520	399,771	1,844,070	274,310

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members
	Units	Amount	Managing Member	Total
Balance December 31, 2007	50	$(893)	$(12)	$(905)
Capital contributions	1,526,852	15,269	—	15,269
Rescissions of capital contributions	(2,500)	(25)	—	(25)
Distributions to Other Members ($0.90 per Unit)	—	(635)	—	(635)
Less selling commissions to affiliates	—	(1,293)	—	(1,293)
Syndication costs	—	(623)	—	(623)
Distributions to Managing Member	—	—	(51)	(51)
Net (loss) income		(424)	63	(361)

Balance December 31, 2008	1,524,402	11,376	—	11,376
Capital contributions	729,064	7,291	—	7,291
Repurchase of capital contributions	(2,700)	(27)	—	(27)
Distributions to Other Members ($0.45 per Unit)	—	(829)	—	(829)
Less selling commissions to affiliates	—	(657)	—	(657)
Syndication costs	—	(303)	—	(303)
Distributions to Managing Member	—	—	(67)	(67)
Net (loss) income	—	(594)	67	(527)

Balance June 30, 2009	2,250,766	$16,257	$—	$16,257

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities:
Net loss	$(230)	$(118)	$(527)	$(181)
Adjustment to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of operating lease assets	648	44	1,270	71
Amortization of initial direct costs	14	1	32	1
Amortization of unearned income on direct financing leases	(1)	—	(2)	—
Amortization of unearned income on notes receivable	(37)	(10)	(77)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(6)	(20)	(63)	(32)
Prepaid and other assets	—	—	(4)	—
Accounts payable, Managing Member	(3)	(1)	(1)	—
Accounts payable, other	(2,424)	232	13	235
Accrued liabilities, affiliates	198	1	432	26
Unearned operating lease income	108	—	198	—

Net cash (used in) provided by operating activities	(1,733)	129	1,271	110

Investing activities:
Purchases of equipment on operating leases	(920)	(1,766)	(5,607)	(2,738)
Purchases of equipment on direct financing leases	—	—	(40)	—
Payments of initial direct costs	(4)	(5)	(98)	(8)
Payments received on direct financing leases	4	—	8	—
Note receivable advances	—	(1,125)	—	(1,250)
Payments received on notes receivable	164	6	309	6

Net cash used in investing activities	(756)	(2,890)	(5,428)	(3,990)

Financing activities:
Borrowings under acquisition facility	—	—	1,500	—
Repayments under acquisition facility	(1,000)	—	(1,500)	—
Selling commissions to affiliates	(389)	(477)	(657)	(596)
Syndication costs paid to Managing Member	(107)	(261)	(303)	(457)
Distributions to Other Members	(424)	(62)	(773)	(79)
Distributions to Managing Member	(35)	(5)	(63)	(6)
Capital contributions	4,321	4,426	7,291	6,618
Repurchase of capital contributions	(27)	—	(27)	—

Net cash provided by financing activities	2,339	3,621	5,468	5,480

Net (decrease) increase in cash and cash equivalents	(150)	860	1,311	1,600
Cash and cash equivalents at beginning of period	3,511	741	2,050	1

Cash and cash equivalents at end of period	$3,361	$1,601	$3,361	$1,601

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13	$8	$37	$11

Cash paid during the period for taxes	$6	$2	$6	$2

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$169	$43	$169	$43

Distributions payable to Managing Member at period-end	$14	$3	$14	$3

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

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

On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. As of June 30, 2009, cumulative contributions, net of rescissions, totaling $22.5 million (inclusive of the $500 initial member’s capital investment) have been received and 2,250,766 Units were issued and outstanding. Further, as of such date, the Fund continues activities of raising investment capital.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2.	Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

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

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at June 30, 2009 and December 31, 2008.

Warrants

From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivable. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Company.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Company’s financial position, results of operations or cash flows. See Note 12.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period. The adoption of FSP No. 157-4 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

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

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2009, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 12%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2012. As of June 30, 2009 and December 31, 2008, there were no notes impaired or placed in nonaccrual status.

As of June 30, 2009, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2009	$328
Year ending December 31, 2010	655
2011	402
2012	6

1,391
Less: portion representing unearned interest income	(151)

1,240
Unamortized indirect costs	5

Notes receivable, net	$1,245

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$1	$1	$3	$1
IDC amortization - lease assets	13	—	29	—

Total	$14	$1	$32	$1

4.	Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$7,334	$5,607	$(1,270)	$11,671
Net investment in direct financing leases	35	40	(6)	69
Initial direct costs, net	85	97	(29)	153

Total	$7,454	$5,744	$(1,305)	$11,893

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2009 and December 31, 2008 totaling $43 thousand and $67 thousand, respectively, related to asset purchase obligations.

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2009 and 2008. Depreciation expense on property subject to operating leases totaled $648 thousand and $44 thousand for the respective three months ended June 30, 2009 and 2008, and $1.3 million and $71 thousand for the respective six months ended June 30, 2009 and 2008.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

4.	Investments in equipment and leases, net (continued):

All of the Company’s leased property was acquired during 2008 and 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance June 30, 2009
Materials handling	$4,457	$249	$—	$4,706
Computers	875	3,088	—	3,963
Manufacturing	—	2,210	—	2,210
Construction	1,542	60	—	1,602
Transportation	1,032	—	—	1,032

	7,906	5,607	—	13,513
Less accumulated depreciation	(572)	(1,270)	—	(1,842)

Total	$7,334	$4,337	$—	$11,671

The average estimated residual value for assets on operating leases was 25% of the assets’ original cost at June 30, 2009 and December 31, 2008.

Direct financing leases:

As of June 30, 2009 and December 31, 2008, investment in direct financing leases consists of cleaning services equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total minimum lease payments receivable	$73	$37
Estimated residual values of leased equipment (unguaranteed)	6	3

Investment in direct financing leases	79	40
Less unearned income	(10)	(5)

Net investment in direct financing leases	$69	$35

There were no investments in direct financing leases in nonaccrual status at June 30, 2009 and December 31, 2008.

At June 30, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2009	$1,635	$10	$1,645
Year ending December 31, 2010	3,242	19	3,261
2011	2,695	19	2,714
2012	1,433	19	1,452
2013	588	6	594
2014	446	—	446
Thereafter	189	—	189

	$10,228	$73	$10,301

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

4.	Investments in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases by category are as follows (in years):

Equipment category	Useful Life
Manufacturing	10 - 20
Construction	7 - 10
Materials handling	7 - 10
Transportation	7 - 10
Computers	3 - 5

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

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

During the three and six months ended June 30, 2009 and 2008, the Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$390	$398	$657	$516
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	107	218	303	414
Administrative costs reimbursed to Managing Member and/or affiliates	57	21	101	31
Asset management fees to Managing Member and/or affiliates	36	2	68	3
Acquisition and initial direct costs paid to Managing Member and/or affiliates	214	99	546	152

	$804	$738	$1,675	$1,116

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

6.	Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at June 30, 2009 and 2008 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration. Syndication costs totaled $497 thousand and $616 thousand for the respective three months ended June 30, 2009 and 2008, and $960 thousand and $930 thousand for the respective six months ended June 30, 2009 and 2008.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25 million and 14% of any additional offering proceeds. As of June 30, 2009, the Company had recorded an approximate $388 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

7.	Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million. Originally scheduled to expire in June 2009, the Credit Facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010.

As of June 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	June 30, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(4,500)	(8,823)

Total remaining available under the acquisition and warehouse facilities	$70,500	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $118 thousand.

As of June 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.5 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.3 million, no leverage ratio as there is no debt, and 28.4 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

7.	Borrowing facilities (continued):

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. As of June 30, 2009, the Company has repaid all outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings was 2.57% and 2.24% for the three and six months ended June 30, 2009, respectively. There were no borrowings during the three and six months ended June 30, 2008.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

8.	Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At June 30, 2009, there were commitments to purchase lease assets totaling approximately $8.3 million. This amount represents contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

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

A total of 2,250,766 and 1,524,402 Units were issued and outstanding as of June 30, 2009 and December 31, 2008, respectively. The Fund is authorized to issue up to 20,000,000 total Units.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distributions declared	$455	$90	$829	$121
Weighted average number of Units outstanding	2,022,520	399,771	1,844,070	274,310

Weighted average distributions per Unit	$0.22	$0.23	$0.45	$0.44

11.	Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Company implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

11.	Fair value of financial instruments (continued):

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

At June 30, 2009, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

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

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

11.	Fair value of financial instruments (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,361	$3,361	$2,050	$2,050
Notes receivable	1,245	1,245	1,480	1,480

12.	Subsequent events:

The Company has evaluated events subsequent to June 30, 2009 through August 12, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $764 thousand and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. As of June 30, 2009, the Company has purchased a total of $13.6 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $1.5 million.

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Company had net losses of $230 thousand and $118 thousand for the second quarters of 2009 and 2008, respectively. Results for the second quarter of 2009 reflect an increase in total operating expenses offset, in part, by an increase in total revenues. Both operating expenses and revenues increased as the Company’s asset base and operations expanded commensurate with increased contributions and investment.

Revenues

Total second quarter 2009 revenues increased by $709 thousand as compared to the prior year period. The increase was primarily due to revenues derived from assets acquired and/or investments funded since June 2008.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable. Combined, such revenues constituted 100% and 87% of total revenues during the second quarters of 2009 and 2008, respectively. During the second quarter of 2008, approximately $9 thousand, or 13%, of the Company’s total revenues were derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Expenses

Total expenses during the second quarter of 2009 increased by $821 thousand as compared to the prior year period. A majority of the increase was attributable to a $720 thousand period over period increase in depreciation and acquisition expenses resulting from the continued increase in the Company’s lease asset portfolio. Combined, depreciation and acquisition expenses comprised approximately 85% and 75% of total expenses during the second quarters of 2009 and 2008, respectively. The remainder of the net increase in expenses during the second quarter of 2009, as compared to the prior year period, was largely related to increases in costs reimbursed to AFS, management fees paid to AFS and amortization of initial direct costs incurred on lease asset purchases.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Company had net losses of $527 thousand and $181 thousand for the first six months of 2009 and 2008, respectively. Results for the first half of 2009 reflect an increase in total operating expenses offset, in part, by an increase in total revenues. Year-to-date operating expenses and revenues increased as the Company’s asset base and operations expanded commensurate with increased contributions and investment.

Revenues

Total revenues for the first six months of 2009 increased by $1.4 million as compared to the prior year period. The increase was primarily due to revenues derived from assets acquired and/or investments funded since June 2008.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable. Combined, such revenues constituted 100% and 88% of total revenues during the first six months of 2009 and 2008, respectively. During the first six months of 2008, approximately $12 thousand, or 12%, of the Company’s total revenues were derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Expenses

Total expenses during the first six months of 2009 increased by $1.8 million as compared to the prior year period. A majority of the increase was attributable to an $1.5 million period over period increase in depreciation and acquisition expenses resulting from the continued increase in the Company’s lease asset portfolio. Combined, depreciation and acquisition expenses comprised approximately 85% and 77% of total expenses during the first six months of 2009 and 2008, respectively. The remainder of the net increase in expenses during the first six months of 2009, as compared to the prior year period, was largely related to increases in costs reimbursed to AFS, management fees paid to AFS, amortization of initial direct costs, professional fees and interest expense.

Capital Resources and Liquidity

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of June 30, 2009, cumulative contributions, net of rescissions, totaling $22.5 million have been received. In addition, the Company is beginning to realize increased cash flow from contracts with lessees for fixed lease terms at fixed rental amounts.

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The changes in the Company’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 are as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Cash used in operating activities totaled $1.7 million for the second quarter of 2009 as compared to cash provided by operating activities totaling $129 thousand for the second quarter of 2008, a net decrease of $1.9 million. The net decrease in cash flow was primarily a result of a $2.5 million increase in payments made against accounts payable and accrued liabilities offset, in part, by a $477 thousand increase in operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, and a $108 increase in unearned operating lease income.

The period over period increase in payments made against accounts payable and accrued liabilities was attributable to second quarter 2009 payments of prior quarter accruals related to equipment purchases and costs reimbursable to affiliates totaling approximately $2.5 million and $255 thousand, respectively.

Partially offsetting the above mentioned decrease in cash were the positive impact of improved operating results, as adjusted for non-cash items, and increased unearned operating lease income. The improvement in operating results, as adjusted for non-cash items, was largely due to increased revenues derived from the Company’s expanding revenue-earning assets; and the increase in unearned operating lease income was due to prepaid rents received during the second quarter of 2009 from three of the Company’s bigger lessees.

•	Investing Activities

Cash used in investing activities decreased by $2.1 million for the second quarter of 2009 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was mainly due to a period over period decline in funding and origination of loans and leases totaling $1.1 million and $846 thousand, respectively. The decrease in funding and origination of new loans and leases was mainly attributable to the adverse impact of the economic downturn.

•	Financing Activities

Net cash provided by financing activities decreased by $1.3 million, or 35%, for the second quarter of 2009 as compared to the second quarter of 2008 as the Company used $1.0 million to repay debt in the second quarter of 2009. In addition, there was a $362 thousand increase in distributions paid to Other Members and a $105 thousand decrease in capital contributions received during the quarter. These decreases in cash flow were offset, in part, by increases resulting from a decline in syndication costs and selling commissions.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $1.2 million for the first six months of 2009 as compared to the prior year period. The net increase in cash flow was primarily a result of an $815 thousand increase in operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, a $198 thousand increase in unearned lease income and $183 thousand increase in accounts payable and accrued liabilities.

The improved operating results, as adjusted for non-cash items, were primarily a result of increased revenues from the Company’s operating lease assets offset, in part, by an increased acquisition costs and other administrative expenses. The increase in unearned operating lease income was due to prepaid rents received during the second quarter of 2009; and the increase in accounts payable and accrued liabilities was largely due to the year-to-date increase in accruals related to asset purchases when compared to the prior year period.

•	Investing Activities

Cash used in investing activities increased by $1.4 million for the first six months of 2009 as compared to the prior year period. The net increase in cash used (decrease in cash flow) was mainly due to increased acquisition phase activity. Cash used to purchase operating and direct financing lease assets during the first six months of 2009 increased by $2.9 million when compared to the prior year period. This was offset, in part, by a $1.3 million decline in cash used to fund investments in notes receivable and by a $303 thousand increase in payments received on notes receivable.

•	Financing Activities

Net cash provided by financing activities was relatively flat at $5.5 million for each of the six month periods ended June 30, 2009 and 2008. At a detailed level, distributions paid to Other Members increased by $694 thousand due to the continued increase in Units outstanding. This was offset, in part, by a $673 thousand increase in capital contributions and a $154 thousand decrease in syndication costs reimbursed to AFS. The decreases in capital contribution and syndication costs were related to the slowdown in demand for the Units as a result of the current economic downturn.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of June 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $7.5 million

Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.5 to 1

Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility.

EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended.

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP, (U.S Generally Accepted Accounting Principles) and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.5 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16.3 million, no leverage as there is no debt, and 28.4 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the six months ended June 30, 2009 (in thousands):

Net loss - GAAP basis	$(527)
Interest expense	37
Depreciation and amortization	1,270
Amortization of initial direct costs	32
Payments received on direct finance leases	8
Payments received on notes receivable	309
Amortization of unearned income on direct finance leases	(2)
Amortization of unearned income on notes receivable	(77)

EBITDA (for Credit Facility financial covenant calculation only)	$1,050

Events of default, cross-defaults, recourse and security

The terms of the Credit Facility include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of the Credit Facility should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the Credit Facility. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph. The Credit Facility is cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.

For detailed information on the Company’s debt obligations, see Note 7, Borrowing facilities, as set forth in Item 1. Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through June 30, 2009.

At June 30, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 8, Commitments, as set forth in Item 1. Financial Statements).

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2009 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000	2,250,766	$22,508

(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$338	$1,691	$2,029
Other syndication costs	—	1,741	1,741
Other expenses	1,478	—	1,478

Total expenses	$1,816	$3,432	$5,248

(8)	Net offering proceeds to the issuer after the total expenses in item 7: $17,260

(9)	The amount of net offering proceeds to the issuer used for each of the purposed listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$192	$13,549	$13,741
Investments in notes receivable	12	1,500	1,512
Distributions paid	105	1,295	1,400

	$309	$16,344	$16,653

(10)	Net offering proceeds to the issuer after the total investments and distributions in item 9: $ 607

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: August 12, 2009

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