Form 10-K/A
period 2008-12-31
ATEL 12, LLC
filed 2009-08-19
CIK 1394922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

        |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

            For the year ended December 31, 2008

        |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

            For the transition period from        to

                        Commission File number 000-53618

                                  ATEL 12, LLC
             (Exact name of registrant as specified in its charter)

                California                              20-8712853
      (State or other jurisdiction of               (I. R. S. Employer
      incorporation or organization)                Identification No.)

     600 California Street, 6th Floor, San Francisco, California 94108-2733
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 989-8800

        Securities registered pursuant to section 12(b) of the Act: None

 Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes |_| No |X|

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |_|
Smaller reporting company |X|                        (Do not check if a smaller
                                                         reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                EXPLANATORY NOTE

ATEL 12, LLC (the "Company") is filing this Amendment No. 1 to amend its Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 27, 2009 (the "Original Filing"). The Original Filing is amended due to the inadvertent omission of phrases from the introductory portions of paragraphs 4 and 5 in Exhibits 31.1 and 31.2, the Certifications of the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, respectively. Refer to the attached exhibits to this amendment for certifications including the complete language required in paragraphs 4 and 5.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (b) Exhibits
       (31.1)  Certification of Dean L. Cash pursuant to
               Rules 13a-14(a)/15d-14(a)
       (31.2)  Certification of Paritosh K. Choksi pursuant to
               Rules 13a-14(a)/15d-14(a)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 17, 2009

                          ATEL 12, LLC
                          (Registrant)


                  By:     ATEL Associates 12, LLC,
                          Managing Member of Registrant


                          By:   /s/ Dean L. Cash
                                --------------------------------------------
                                Dean L. Cash,
                                Chairman of the Board, President and Chief
                                Executive Officer of ATEL Associates 12, LLC
                                (Managing Member)

                          By:   /s/ Paritosh K. Choksi
                                --------------------------------------------
                                Paritosh K. Choksi,
                                Director, Executive Vice President and Chief
                                Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)

                          By:   /s/ Samuel Schussler
                                --------------------------------------------
                                Samuel Schussler,
                                Vice President and Chief Accounting Officer of ATEL Associates 12, LLC (Managing Member)


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


         SIGNATURE                      CAPACITIES                   DATE

                                  Chairman of the Board,         August 17, 2009
      /s/ Dean L. Cash            President and Chief Executive
--------------------------------  Officer of ATEL Associates 12, LLC
         Dean L. Cash             (Managing Member)

                                  Director, Executive Vice       August 17, 2009
                                  President and Chief Financial
      /s/ Paritosh K. Choksi      Officer and Chief Operating
--------------------------------  Officer of ATEL Associates 12, LLC
      Paritosh K. Choksi          (Managing Member)

                                  Vice President and Chief       August 17, 2009
     /s/ Samuel Schussler         Accounting Officer of ATEL
--------------------------------  Associates 12, LLC (Managing Member)
      Samuel Schussler