Form 10-Q
period 2009-09-30
ATEL 12, LLC
filed 2009-11-16
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Liability Company Units outstanding as of October 31, 2009 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash	$6,556	$2,050
Due from affiliate	—	166
Accounts receivable	232	29
Notes receivable, net of unearned interest income of $125 and $228 at September 30, 2009 and December 31, 2008, respectively	1,142	1,480
Investment in securities	460	460
Investments in equipment and leases, net of accumulated depreciation of $2,614 and $572 at September 30, 2009 and December 31, 2008, respectively	14,521	7,454
Other assets	20	3

Total assets	$22,931	$11,642

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$20	$13
Due to affiliate	239	—
Accrued distributions to Other Members	221	112
Other	100	98
Unearned operating lease income	130	43

Total liabilities	710	266

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	22,221	11,376

Total Members’ capital	22,221	11,376

Total liabilities and Members’ capital	$22,931	$11,642

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Operating lease income	$886	$175	$2,315	$251
Direct financing leases	1	1	3	1
Notes receivable interest income	32	40	109	50
Interest income	—	14	—	21
Other	4	—	4	5

Total revenues	923	230	2,431	328

Expenses:
Depreciation of operating lease assets	773	133	2,043	204
Asset management fees to Managing Member	42	8	110	10
Acquisition expense	169	84	634	228
Cost reimbursements to Managing Member	82	32	183	63
Amortization of initial direct costs	18	4	50	5
Interest expense	12	6	49	18
Professional fees	16	2	55	15
Outside services	6	10	16	13
Other	12	7	25	10

Total operating expenses	1,130	286	3,165	566

Net loss	$(207)	$(56)	$(734)	$(238)

Net income (loss):
Managing Member	$48	$17	$115	$39
Other Members	(255)	(73)	(849)	(277)

	$(207)	$(56)	$(734)	$(238)

Net loss per Limited Liability Company Unit (Other Members)	$(0.10)	$(0.08)	$(0.40)	$(0.55)
Weighted average number of Units outstanding	2,593,488	946,746	2,096,621	500,092

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	50	$(893)	$(12)	$(905)
Capital contributions	1,526,852	15,269	—	15,269
Rescissions of capital contributions	(2,500)	(25)	—	(25)
Distributions to Other Members ($0.90 per Unit)	—	(635)	—	(635)
Less selling commissions to affiliates	—	(1,293)	—	(1,293)
Syndication costs	—	(623)	—	(623)
Distributions to Managing Member	—	—	(51)	(51)
Net (loss) income		(424)	63	(361)

Balance December 31, 2008	1,524,402	11,376	—	11,376
Capital contributions	1,477,780	14,778	—	14,778
Redemption of capital contributions	(2,700)	(27)	—	(27)
Distributions to Other Members ($0.67 per Unit)	—	(1,413)	—	(1,413)
Less selling commissions to affiliates	—	(1,330)	—	(1,330)
Syndication costs	—	(314)	—	(314)
Distributions to Managing Member	—	—	(115)	(115)
Net (loss) income		(849)	115	(734)

Balance September 30, 2009	2,999,482	$22,221	$—	$22,221

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities:
Net loss	$(207)	$(56)	$(734)	$(238)
Adjustment to reconcile net loss to cash provided by operating activities
Depreciation of operating lease assets	773	133	2,043	204
Amortization of initial direct costs	18	4	50	5
Amortization of unearned income on direct financing leases	(1)	(1)	(3)	(1)
Amortization of unearned income on notes receivable	(32)	(40)	(109)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(140)	(88)	(203)	(120)
Prepaid and other assets	(13)	(3)	(17)	(3)
Accounts payable, Managing Member	8	2	7	2
Accounts payable, other	(11)	851	2	1,086
Accrued liabilities, affiliates	(27)	(91)	405	(65)
Unearned operating lease income	(111)	29	87	29

Net cash provided by operating activities	257	740	1,528	849

Investing activities:
Purchases of equipment on operating leases	(3,342)	(3,526)	(8,949)	(6,263)
Purchases of equipment on direct financing leases	(19)	(38)	(59)	(38)
Purchase of securities	—	(450)	—	(450)
Payments of initial direct costs	(60)	(66)	(158)	(74)
Payments received on direct financing leases	4	2	12	2
Note receivable advances	(29)	—	(29)	(1,250)
Payments received on notes receivable	164	36	473	42

Net cash used in investing activities	(3,282)	(4,042)	(8,710)	(8,031)

Financing activities:
Borrowings under acquisition facility	—	—	1,500	—
Repayments under acquisition facility	—	—	(1,500)	—
Selling commissions to affiliates	(673)	(188)	(1,330)	(784)
Syndication costs	(11)	(1,319)	(314)	(1,776)
Distributions to Other Members	(531)	(169)	(1,304)	(248)
Distributions to Managing Member	(52)	(14)	(115)	(20)
Capital contributions	7,487	4,978	14,778	11,596
Rescissions of capital contributions	—	(25)	(27)	(25)

Net cash provided by financing activities	6,220	3,263	11,688	8,743

Net increase (decrease) in cash and cash equivalents	3,195	(39)	4,506	1,561
Cash and cash equivalents at beginning of period	3,361	1,601	2,050	1

Cash and cash equivalents at end of period	$6,556	$1,562	$6,556	$1,562

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12	$7	$49	$17

Cash paid during the period for taxes	$—	$—	$6	$2

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$221	$86	$221	$86

Distributions payable to Managing Member at period-end	$18	$9	$18	$9

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

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. The offering was terminated on September 25, 2009.

As of September 30, 2009, cumulative contributions, net of rescissions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) which ends on December 31, 2015 and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at September 30, 2009 and December 31, 2008.

Warrants

From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivable. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Recent accounting pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

The Derivatives and Hedging Topic of the FASB Accounting Standards Codification requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2009, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 12%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2012. As of September 30, 2009 and December 31, 2008, there were no notes impaired or placed in nonaccrual status.

As of September 30, 2009, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2009	$167
Year ending December 31, 2010	666
2011	414
2012	16

1,263
Less: portion representing unearned interest income	(125)

1,138
Unamortized indirect costs	4

Notes receivable, net	$1,142

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$1	$1	$4	$2
IDC amortization - lease assets	17	3	46	3

Total	$18	$4	$50	$5

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$7,334	$8,949	$(2,043)	$14,240
Net investment in direct financing leases	35	59	(9)	85
Initial direct costs, net	85	157	(46)	196

Total	$7,454	$9,165	$(2,098)	$14,521

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2008 totaling $67 thousand related to asset purchase obligations. There were no such accruals at September 30, 2009.

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2009 and 2008.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

4. Investments in equipment and leases, net (continued):

Depreciation expense on property subject to operating leases totaled $773 thousand and $133 thousand for the respective three months ended September 30, 2009 and 2008, and $2.0 million and $204 thousand for the respective nine months ended September 30, 2009 and 2008.

All of the Company’s leased property was acquired during 2008 and 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Materials handling	$4,457	$3,385	$—	$7,842
Computers	875	3,088	—	3,963
Aviation	—	2,167	—	2,167
Construction	1,542	60	—	1,602
Transportation	1,032	—	—	1,032
Manufacturing	—	249	—	249

	7,906	8,949	—	16,855
Less accumulated depreciation	(572)	(2,043)	—	(2,615)

Total	$7,334	$6,906	$—	$14,240

The average estimated residual value for assets on operating leases was 26% and 25% of the assets’ original cost at September 30, 2009 and December 31, 2008, respectively.

Direct financing leases:

As of September 30, 2009 and December 31, 2008, investment in direct financing leases consists of cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total minimum lease payments receivable	$89	$37
Estimated residual values of leased equipment (unguaranteed)	8	3

Investment in direct financing leases	97	40
Less unearned income	(12)	(5)

Net investment in direct financing leases	$85	$35

There were no investments in direct financing leases in nonaccrual status at September 30, 2009 and December 31, 2008.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

4. Investments in equipment and leases, net (continued):

At September 30, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2009	$961	$7	$968
Year ending December 31, 2010	3,771	27	3,798
2011	3,222	27	3,249
2012	1,951	22	1,973
2013	1,034	6	1,040
2014	723	—	723
Thereafter	189	—	189

	$11,851	$89	$11,940

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases by category are as follows (in years):

Equipment category	Useful Life
Aviation	15 - 20
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation	7 - 10
Construction	7 - 10
Computers	3 - 5

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

5. Related party transactions (continued):

During the three and nine months ended September 30, 2009 and 2008, the Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$673	$188	$1,330	$704
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	11	548	314	962
Administrative costs reimbursed to Managing Member and/or affiliates	82	32	183	63
Asset management fees to Managing Member and/or affiliates	42	7	110	10
Acquisition and initial direct costs paid to (due from) Managing Member and/or affiliates	230	150	776	302

	$1,038	$925	$2,713	$2,041

6. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at September 30, 2009 and 2008 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration. Syndication costs totaled $684 thousand and $736 thousand for the respective three months ended September 30, 2009 and 2008, and $1.6 million and $1.7 million for the respective nine months ended September 30, 2009 and 2008.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25 million and 14% of any additional offering proceeds. As of September 30, 2009, there were no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

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

As of September 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	September 30, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	—	(8,823)

Total remaining available under the acquisition and warehouse facilities	$75,000	$66,177

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $118 thousand.

As of September 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of and for the nine-month period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $22.2 million, no leverage ratio as there is no debt, and 36.4 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company has repaid all outstanding borrowings under the Credit Facility during the first nine months of 2009. Year-to-date, the weighted average interest rate on borrowings was 3.56%. There were no borrowings at any time during 2008.

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

As of September 30, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

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

At September 30, 2009, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $554 thousand and $221 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

10. Members’ Capital:

A total of 2,999,482 and 1,524,402 Units were issued and outstanding as of September 30, 2009 and December 31, 2008, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

10. Members’ Capital (continued):

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distributions declared	$584	$213	$1,413	$334
Weighted average number of Units outstanding	2,593,488	946,746	2,096,621	500,092

Weighted average distributions per Unit	$0.23	$0.23	$0.67	$0.67

11. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At September 30, 2009, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,556	$6,556	$2,050	$2,050
Notes receivable	1,142	1,142	1,480	1,480

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

ATEL 12, LLC (the “Company” or the “Fund”) is a California limited liability company that was formed in January 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”), primarily in the United States.

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. As of September 25, 2009, the offering was terminated.

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $764 thousand and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. As of September 30, 2009, the Company has purchased a total of $17.0 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $1.5 million.

The Company is in the process of completing its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company will reinvest cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilize its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2015, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2030. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Company had net losses of $207 thousand and $56 thousand for the third quarter of 2009 and 2008, respectively. Results for the third quarter of 2009 reflect an increase in total revenues offset, in part, by an increase in operating expenses. Both total revenues and operating expenses increased as the Company’s asset base and operations expanded commensurate with increased contributions and investment.

Revenues

Total third quarter 2009 revenues increased by $693 thousand as compared to the prior year period. The increase was primarily due to revenues derived from assets acquired and/or investments funded since September 2008.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable. Combined, such revenues constituted 100% and 94% of total revenues during the third quarters of 2009 and 2008, respectively. During the third quarter of 2008, approximately $14 thousand, or 6%, of the Company’s total revenues were derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Expenses

Total third quarter 2009 expenses increased by $844 thousand as compared to the prior year period. The net increase in expenses was mainly due to increased depreciation expense, acquisition expense, cost reimbursements to AFS and management fees paid to AFS.

The period over period increase in depreciation expense and acquisition expense totaled $640 thousand and $85 thousand, respectively. Both increases were largely due to the continued increase in the Company’s lease asset portfolio. Combined, depreciation and acquisition expense comprised approximately 83% and 76% of total operating expenses for the third quarter of 2009 and 2008, respectively.

Moreover, costs reimbursed to AFS increased by $50 thousand largely due to higher administrative costs resulting from expanded operations; and management fees paid to AFS increased by $34 thousand due to the increase in managed assets and related rents.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Company had net losses of $734 thousand and $238 thousand for the first nine months of 2009 and 2008, respectively. Results for the first nine months 2009 reflect an increase in total operating expenses offset, in part, by an increase in total revenues. Year-to-date operating expenses and revenues increased as the Company’s asset base and operations expanded commensurate with increased contributions and investment.

Revenues

Total revenues for the first nine months of 2009 were higher by $2.1 million as compared to the prior year period. The increase was primarily due to revenues derived from assets acquired and/or investments funded since September 2008.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable. Combined, such revenues constituted 100% and 92% of total revenues during the first nine months of 2009 and 2008, respectively. During the first nine months of 2008, approximately $21 thousand, or 6%, of the Company’s total revenues were derived from interest earned on the Company’s cash deposits and processing fees on notes receivable transactions.

Expenses

Total expenses during the first nine months of 2009 were higher by $2.6 million as compared to the prior year period. A majority of the increase was attributable to a $1.8 million and $406 thousand period over period increases in depreciation expense and acquisition expense, respectively. The increases resulted from the continued increase in the Company’s lease asset portfolio. In addition, costs reimbursed to AFS and management fees paid to AFS increased by $120 thousand, $100 thousand, respectively. The increase in costs reimbursed to AFS was a result of higher administrative costs related to expanded operations; and management fees paid to AFS was higher due to the increase in managed assets and related rents.

Combined, the aforementioned expenses comprised approximately 94% and 89% of total expenses during the first nine months of 2009 and 2008, respectively. The remainder of the net increase in expenses during the first nine months of

2009, as compared to the prior year period, was largely related to increases in amortization of initial direct costs, professional fees and interest expense.

Capital Resources and Liquidity

Through September 30, 2009, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of September 30, 2009, cumulative contributions, net of rescissions, totaling $30.0 million have been received. In addition, the Company is beginning to realize increased cash flow from contracts with lessees for fixed lease terms at fixed rental amounts.

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The changes in the Company’s cash flow for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 are as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities declined by $483 thousand for the third quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily a result of a $792 thousand period over period decrease in accounts payable and accrued liabilities coupled with a $140 thousand decrease in unearned operating lease income. These decreases were partially offset by a $511 thousand increase in operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense.

Accounts payable and accrued liabilities declined as the third quarter 2008 amount included accruals related to equipment purchases totaling approximately $1.1 million; and unearned operating lease income decreased as a result of increased amortization of prepaid rents.

Partially offsetting the above mentioned decreases in cash flow was the improvement in operating results, as adjusted for non-cash items, which was largely a result of increased revenues derived from the Company’s expanding revenue-earning assets.

•	Investing Activities

Cash used in investing activities decreased by $760 thousand for the third quarter of 2009 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was mainly due to a $450 thousand decline in purchases of investment securities coupled with a $203 thousand reduction in cash used to originate leases. The decline in asset purchases was mostly attributable to the adverse impact of the economic downturn.

In addition to the decline in asset purchases, the Company realized a $128 thousand increase in payments received on notes receivables during the quarter.

•	Financing Activities

Net cash provided by financing activities increased by $3.0 million for the third quarter of 2009 as compared to the prior year period. The net increase in cash flow was primarily due to a $2.5 million increase in capital contributions received during the quarter coupled with a $1.3 million reduction in syndication costs, which declined pursuant to the termination of the offering and the limitation on the reimbursement of such costs as set forth by the Operating Agreement.

The aforementioned increases in cash flow were partially offset by a $485 thousand increase in selling commissions and a $362 thousand increase in distributions paid to Other Members. The increase in selling commissions and distributions paid during the quarter were related to increases in the sales of and the number of outstanding Units.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $679 thousand for the first nine months of 2009 as compared to the prior year period. The net increase in cash flow was primarily a result of a $1.3 million increase in operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, offset, in part, by a $609 thousand reduction in accounts payable and accrued liabilities.

The improved operating results, as adjusted for non-cash items, was primarily a result of increased revenues from the Company’s operating lease assets offset, in part, by increased administrative expenses; and accounts payable and accrued liabilities declined as the 2008 amount included accruals related to equipment purchases and costs reimbursable to affiliates totaling approximately $1.1 million.

•	Investing Activities

Cash used in investing activities increased by $679 thousand for the first nine months of 2009 as compared to the prior year period. The net increase in cash used (decrease in cash flow) was mainly due to an increase in acquisition phase activity. Cash used to purchase operating and direct financing lease assets during the first nine months of 2009 increased by $2.7 million when compared to the prior year period. This was offset, in part, by a $1.2 million decline in cash used to fund investments in notes receivable, a $450 thousand decline in investment securities purchases and a $431 thousand increase in payments received on notes receivable.

•	Financing Activities

Net cash provided by financing activities increased by $2.9 million for the first nine months of 2009 as compared to the prior year period. The net increase in cash flow was primarily due to a $3.2 million increase in year-to-date capital contributions received and a $1.5 million reduction in syndication costs. The decline in syndication costs was pursuant to the termination of the offering and the limitation on the reimbursement of such costs as set forth by the Operating Agreement.

The aforementioned increases in cash flow were partially offset by increased year-to-date distributions paid to Other Members and increased selling commissions. Distributions paid to Other Members increased by $1.1 million due to the increased Units outstanding; and selling commissions increased by $546 thousand due to increased sales of such Units.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of September 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of and for the nine-month period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $22.2 million, no leverage ratio as there is no debt, and 36.4 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net loss for the nine months ended September 30, 2009 (in thousands):

Net loss - GAAP basis	$(734)
Interest expense	49
Depreciation and amortization	2,043
Amortization of initial direct costs	50
Payments received on direct finance leases	12
Payments received on notes receivable	473
Amortization of unearned income on direct finance leases	(3)
Amorization of unearned income on notes receivable	(109)

$1,781

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

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through September 30, 2009.

At September 30, 2009, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 8, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated: September 25, 2009

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of September 30, 2009 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000,000	2,999,482	$29,995

(8)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$450	$2,252	$2,702
Other syndication costs	—	1,751	1,751

Total expenses	$450	$4,003	$4,453

(9)	Net offering proceeds to the issuer after the total expenses in item 8: $25,542

(10)	The amount of net offering proceeds to the issuer used for each of the purposed listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$252	$16,952	$17,204
Investments in notes receivable	12	1,529	1,541
Distributions paid	166	2,048	2,214
Other expenses	1,870	—	1,870

	$2,300	$20,529	$22,829

(11)	Net offering proceeds to the issuer after the total investments and distributions in item 10: $ 2,713

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: November 13, 2009

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