Form 10-K
period 2009-12-31
ATEL 12, LLC
filed 2010-03-29
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2010 was 2,999,482.

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

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. The offering was terminated on September 25, 2009.

As of December 31, 2009, cumulative contributions, net of rescissions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2015 and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2009, the Company had purchased equipment with a total acquisition price of $17.5 million. The Company had also loaned $1.7 million for notes receivable secured by various assets.

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

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
IBM Corporation	Research	24%	*
Newell Rubbermaid, Inc.	Materials handling	14%	10%
Ryder Integrated Logistics, Inc.	Materials handling	11%	15%
Meadwestvaco Corporation	Transportation	*	16%
Midwest Energy Resources Co.	Construction	*	16%
Wal-Mart Transportation, LLC	Transportation	*	16%

* Less than 10%

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

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments owned at any time during the reinvestment period; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $40 million); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2009 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,124	40.69%
Research	3,963	22.64%
Construction	2,405	13.74%
Aviation	2,167	12.38%
Transportation	1,436	8.20%
Other	411	2.35%

	$17,506	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$3,963	22.64%
Rubber/Miscellaneous plastics	2,764	15.79%
Air transportation	2,167	12.38%
Lumber/Wood products	1,680	9.60%
Transportation services	1,644	9.39%
Gas/Coal products	1,542	8.81%
Food products	1,310	7.48%
Retail	972	5.55%
Chemical products	863	4.93%
Other	601	3.43%

	$17,506	100.00%

For further information regarding the Company’s equipment lease portfolio as of December 31, 2009, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2009 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Miscellaneous office equipment	$1,500	85.76%
Research	249	14.24%

	$1,749	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Health services	$1,250	71.46%
Lab equipment	249	14.24%
Business services	125	7.15%
Electronics	125	7.15%

	$1,749	100.00%

For further information regarding the Company’s note receivable portfolio as of December 31, 2009, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

Item 3.	LEGAL PROCEEDINGS

Not applicable.

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2009, a total of 883 investors were Unitholders of record in the Company.

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

The Company commenced periodic distributions in February 2008. The rate for monthly distributions from 2009 operations was $0.075 per Unit for the period from January through December 2009. Likewise, the rate for monthly distributions from 2008 operations was $0.075 per Unit for the period from February through December 2008. The rate for each of the quarterly distributions paid in 2009 and 2008 was $0.225 per Unit.

The following table presents summarized information regarding distributions to Other Members:

	2009	2008
Net loss per Unit, based on weighted average Units outstanding	$(0.62)	$(0.60)
Return of investment	1.52	1.50

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.90	$0.90

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: September 26, 2007; File Number: 333-142034

(2)	Offering commenced: September 26, 2007

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated: September 25, 2009

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of December 31, 2009 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	20,000,000	$200,000	2,999,482	$29,995

(8)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$450	$2,252	$2,702
Other syndication costs	—	1,751	1,751

	$450	$4,003	$4,453

(9)	Net offering proceeds to the issuer after total expenses in item 8: $25,542

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect payments to
directors, officers, Managing
Member of the issuer or its
associates, to persons owning
ten percent or more of any class
of equity securities of the issuer;
	and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$277	$18,577	$18,854
Investments in notes receivable	13	1,749	1,762
Distributions paid	202	2,493	2,695
Other expenses	2,231	—	2,231

	$2,723	$22,819	$25,542

(11)	Net offering proceeds to the issuer after total investments, distributions and other expenses in item 10: $ (0)

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. As of September 25, 2009, the offering was terminated.

On January 29, 2008, the Fund made its first investment in a long-term operating lease. The investment totaled $764 thousand and consisted of transportation equipment leased to an operating subsidiary of a Fortune 100 company. The lease commenced on February 1, 2008 and has a term of 84 months. As of December 31, 2009, the Company has purchased a total of $17.5 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $1.7 million.

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

As of December 31, 2009 and 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2009	2008
Transportation	27%	26%
Business services	23%	11%
Rubber/Miscellaneous plastics	16%	17%
Gas/Coal	15%	23%
Lumber/Wood products	10%	21%

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
IBM Corporation	Research	24%	*
Newell Rubbermaid, Inc.	Materials handling	14%	10%
Ryder Integrated Logistics, Inc.	Materials handling	11%	15%
Meadwestvaco Corporation	Transportation	*	16%
Midwest Energy Resources Co.	Construction	*	16%
Wal-Mart Transportation, LLC	Transportation	*	16%

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company.

All of the Company’s leased property was acquired during 2008 and 2009. As of the respective years ended December 31, 2009 and 2008, all existing lease assets were fully utilized.

2009 versus 2008

The Company had net losses of $1.3 million and $360 thousand for the years ended December 31, 2009 and 2008, respectively. Results for 2009 reflect an increase in total operating expenses offset, in part, by an increase in total revenues. 2009 operating expenses and revenues increased as the Company’s asset base and operations expanded commensurate with increased contributions and investment.

Revenues

Total revenues for 2009 were higher by $2.7 million as compared to the prior year period. The increase was primarily due to revenues derived from assets acquired and/or investments funded since December 2008.

During both years, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable. Combined, such revenues constituted 99.7% and 96.1% of total revenues during 2009 and 2008, respectively. During 2008, approximately $24 thousand, or 3.1%, of the Company’s total revenues were derived from interest earned on the Company’s cash deposits. During 2009, interest income was nominal in amount largely due to a year over year decrease in the Company’s interest earning cash balances and the change in the Company’s depository account to a non-interest bearing account to ensure maximum FDIC insurance coverage on deposits.

Expenses

Total expenses during 2009 were higher by $3.6 million as compared to the prior year. A majority of the year over year increase was attributable to increases in depreciation and acquisition expenses totaling $2.3 million and $447 thousand, respectively. The increase in both expenses was largely due to the continued increase in the Company’s lease asset portfolio. In addition, the provision for credit losses, costs reimbursed to AFS and management fees paid to AFS increased by $394 thousand, $133 thousand and $126 thousand, respectively. The increase in provision for credit losses was comprised of a $375 thousand impairment reserve related to a note receivable and a $19 thousand allowance related to a billed receivable that is more than 90 days past due. The increase in costs reimbursed to AFS was a result of higher administrative costs related to expanded operations; and management fees paid to AFS was higher due to the increase in managed assets and related rents.

Combined, the aforementioned expenses comprised approximately 93.8% and 90.7% of total expenses during 2009 and 2008, respectively. The remainder of the net increase in expenses during 2009, as compared to the prior year, was largely related to increases in amortization of initial direct costs, interest expense and professional fees.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

During the funding period, which ended on September 25, 2009, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Through September 30, 2009, cumulative contributions, net of rescissions, totaling $30.0 million have been received. Subsequent to that date, the primary source of liquidity for the Company has been its cash flow from fixed-term leasing activities.

The changes in the Company’s cash flow for 2009 when compared to the prior year are as follows:

2009 versus 2008

•	Operating Activities

Cash provided by operating activities increased by $1.9 million for the year ended December 31, 2009 as compared to the prior year. The net increase in cash flow was primarily a result of a $1.8 million increase in operating results, as adjusted for non-cash expense items such as depreciation and amortization expense, and a $170 thousand favorable change in accounts payable and accrued liabilities. These increases in cash flow were partially offset by the year over year increase in accounts receivable which reduced cash flow by $125 thousand.

The improved operating results, as adjusted for non-cash items, was primarily a result of increased revenues from the Company’s operating lease assets offset, in part, by increased acquisition and administrative expenses, and management fees paid to AFS. The favorable change in accounts payable and accrued liabilities was largely due to a year over year reduction in payments made for administrative services provided by an affiliate.

The increase in accounts receivable was mainly due to higher lease, loan and property tax billings at year-end resulting primarily from the year over year increase in Fund investments.

•	Investing Activities

Investing activities for 2009 resulted in a $1.1 million net decrease in cash flow when compared to the prior year. Cash flow decreased mainly due to a $1.6 million year over year net increase in cash used to purchase lease assets and securities, and fund investments in notes receivable offset, in part, by a $524 thousand increase in payments received on notes receivable.

Cash used to purchase lease assets increased by $3.3 million when compared to prior year. This was partially offset by a reduction in cash used to fund investments in notes receivable and purchase investment securities totaling $1.3 million and $453 thousand, respectively. The decrease was largely due to reduced acquisition phase activity resulting from the absence of appropriate investments as determined by the Managing Member. As of December 31, 2009, $1.7 million of newly purchased lease assets were reassigned to an affiliate as if the transaction had originated with the affiliate. The Fund was reimbursed for such related acquisition costs in January 2010.

The $524 thousand year over year increase in payments received on notes receivable reflects twelve (12) months of payments received on loans funded during the last quarter of 2008.

•	Financing Activities

Net cash provided by financing activities decreased by $892 thousand for 2009 as compared to the prior year. The net decrease in cash flow was largely due to a $1.4 million increase in distributions paid to Other Members resulting from the increased number of Units outstanding, and a $491 thousand decline in subscription proceeds as the Fund terminated the offering of its Units in September 2009.

The aforementioned decreases in cash flow were partially offset by a $1.1 million increase resulting from the year over year reduction in syndication costs. The decline in syndication costs was pursuant to the termination of the offering and the limitation on the reimbursement of such costs as set forth by the Operating Agreement.

Throughout the Reinvestment Period (as defined in the Operating Agreement), the Company anticipates reinvesting a portion of lease payments from assets owned, and/or payments received on notes receivable, in new leasing or financing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Members.

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of leases and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of December 31, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $20.9 million, no leverage ratio as there is no debt, and 40.77 to 1, respectively, as of December 31, 2009. As such, as of December 31, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net loss for the year ended December 31, 2009 (in thousands):

Net loss - GAAP basis	$(1,277)
Interest expense	65
Depreciation and amortization	2,884
Amortization of initial direct costs	70
Provision for credit losses	394
Payments received on direct finance leases	20
Payments received on notes receivable	642
Amortization of unearned income on direct finance leases	(5)
Amorization of unearned income on notes receivable	(143)

$2,650

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

For detailed information on the Company’s debt obligations, see Note 8, Borrowing facilities, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2009.

At December 31, 2009, the Company had commitments to purchase lease assets totaling approximately $3.5 million (see Note 9, Commitments, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2010

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$3,976	$2,050
Due from affiliates	1,758	166
Accounts receivable, net of allowance for doubtful accounts of $19 and $0 at December 31, 2009 and December 31, 2008, respectively	164	29
Notes receivable, net of unearned interest income of $149 and allowance for credit losses of $375 at December 31, 2009 and net of unearned interest income of $228 and allowance for credit losses of $0 at December 31, 2008	851	1,480
Investment in securities	467	460
Investments in equipment and leases, net of accumulated depreciation of $3,456 and $572 at December 31, 2009 and December 31, 2008, respectively	14,234	7,454
Other assets	18	3

Total assets	$21,468	$11,642

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$19	$13
Accrued distributions to Other Members	230	112
Other	116	98
Unearned operating lease income	154	43

Total liabilities	519	266

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,949	11,376

Total Members’ capital	20,949	11,376

Total liabilities and Members’ capital	$21,468	$11,642

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	2009	2008
Revenues:
Operating lease income	$3,295	$648
Direct financing leases	5	1
Notes receivable interest income	143	91
Interest income	1	24
Other	9	6

Total revenues	3,453	770
Expenses:
Depreciation of operating lease assets	2,884	572
Asset management fees to Managing Member	157	31
Acquisition expense	764	317
Cost reimbursements to Managing Member and affiliates	238	105
Provision for credit losses	394	—
Amortization of initial direct costs	70	14
Interest expense	65	17
Professional fees	78	34
Outside services	30	18
Other	50	22

Total operating expenses	4,730	1,130

Net loss	$(1,277)	$(360)

Net income (loss):
Managing Member	$169	$64
Other Members	(1,446)	(424)

	$(1,277)	$(360)

Net loss per Limited Liability Company Unit (Other Members)	$(0.62)	$(0.60)
Weighted average number of Units outstanding	2,324,192	704,323

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2007	50	$(893)	$(12)	$(905)
Capital contributions	1,526,852	15,269	—	15,269
Rescissions of capital contributions	(2,500)	(25)	—	(25)
Distributions to Other Members ($0.90 per Unit)	—	(635)	—	(635)
Less selling commissions to affiliates	—	(1,293)	—	(1,293)
Syndication costs	—	(623)	—	(623)
Distributions to Managing Member	—	—	(51)	(51)
Net (loss) income		(424)	63	(361)

Balance December 31, 2008	1,524,402	11,376	—	11,376
Capital contributions	1,477,780	14,778	—	14,778
Redemptions of capital contributions	(2,700)	(27)	—	(27)
Distributions to Other Members ($0.90 per Unit)	—	(2,088)	—	(2,088)
Less selling commissions to affiliates	—	(1,330)	—	(1,330)
Syndication costs	—	(314)	—	(314)
Distributions to Managing Member	—	—	(169)	(169)
Net (loss) income		(1,446)	169	(1,277)

Balance December 31, 2009	2,999,482	$20,949	$—	$20,949

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
Operating activities:
Net loss	$(1,277)	$(360)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	2,884	572
Amortization of initial direct costs	70	14
Amortization of unearned income on direct financing leases	(5)	(1)
Amortization of unearned income on notes receivable	(143)	(91)
Provision for credit losses	394	—
Changes in operating assets and liabilities:
Accounts receivable	(154)	(29)
Prepaid expenses and other assets	(15)	(3)
Accounts payable, Managing Member	(3)	13
Accrued liabilities, affiliates	78	(177)
Accounts payable, other	18	87
Unearned operating lease income	111	43

Net cash provided by operating activities	1,958	68

Investing activities:
Purchases of equipment on operating leases	(11,173)	(7,906)
Purchases of equipment on direct financing leases	(59)	(38)
Purchase of securities	(7)	(460)
Payments of initial direct costs	(183)	(106)
Payments received on direct financing leases	20	4
Note receivable advances	(249)	(1,500)
Payments received on notes receivable	642	118

Net cash used in investing activities	(11,009)	(9,888)

Financing activities:
Borrowings under acquisition facility	1,500	—
Repayments under acquisition facility	(1,500)	—
Selling commissions to affiliates	(1,330)	(1,372)
Syndication costs paid to Managing Member	(314)	(1,438)
Distributions to Other Members	(1,970)	(523)
Distributions to Managing Member	(160)	(42)
Capital contributions	14,778	15,269
Rescissions and redemptions of capital contributions	(27)	(25)

Net cash provided by financing activities	10,977	11,869

Net increase in cash and cash equivalents	1,926	2,049
Cash and cash equivalents at beginning of year	2,050	1

Cash and cash equivalents at end of year	$3,976	$2,050

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$65	$17

Cash paid during the year for taxes	$7	$2

Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$230	$112

Distributions payable to Managing Member at year-end	$19	$9

Transfer of operating lease assets to an affiliate	$1,670	$—

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

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. The offering was terminated on September 25, 2009.

As of December 31, 2009, cumulative contributions, net of rescissions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unit holders, any balance remaining after required minimum distributions to be used to purchase additional investments during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2015 and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowances for doubtful accounts and reserve for credit losses on notes receivable.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. During 2009, the Company established a $19 thousand allowance related to a billed receivable that is more than 90 days past due.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at December 31, 2009 and 2008.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Warrants

From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivable. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2009 and 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2009 and 2008, the related provision for state income taxes was approximately $14 thousand and $5 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2009 and 2008 as follows (in thousands):

	2009	2008
Financial statement basis of net assets	$20,949	$11,376
Tax basis of net assets (unaudited)	23,695	13,584

Difference	$(2,746)	$(2,208)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net loss per financial statements	$(1,277)	$(360)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,762)	(780)
Provision for losses and doubtful accounts	19	—
Adjustments to revenues / other expenses	125	45
Other	386	—

Loss per federal tax return (unaudited)	$(2,509)	$(1,095)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Recent Accounting Pronouncements

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Company beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2009 and 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2009	2008
Transportation	27%	26%
Business services	23%	11%
Rubber/Miscellaneous plastics	16%	17%
Gas/Coal	15%	23%
Lumber/Wood products	10%	21%

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total lease revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
IBM Corporation	Research	24%	*
Newell Rubbermaid, Inc.	Materials handling	14%	10%
Ryder Integrated Logistics, Inc.	Materials handling	11%	15%
Meadwestvaco Corporation	Transportation	*	16%
Midwest Energy Resources Co.	Construction	*	16%
Wal-Mart Transportation, LLC	Transportation	*	16%

*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2009, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 15%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2013. At December 31, 2009, the Company recorded an impairment provision totaling $375 thousand related to a note receivable. The impaired note remained in accrual status as of December 31, 2009 but was subsequently placed in nonaccrual status during the first quarter of 2010. There were no notes impaired or placed in nonaccrual status at December 31, 2008.

As of December 31, 2009, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2010	$748
2011	522
2012	94
2013	7

1,371
Less: portion representing unearned interest income	(149)

1,222
Unamortized indirect costs	4
Less: reserve for impairment	(375)

Notes receivable, net	$851

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
IDC amortization - notes receivable	$5	$4
IDC amortization - lease assets	65	10

Total	$70	$14

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$7,334	$9,503	$(2,884)	$13,953
Net investment in direct financing leases	35	59	(15)	79
Initial direct costs, net	85	182	(65)	202

Total	$7,454	$9,744	$(2,964)	$14,234

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2008 related to asset purchase obligations totaling $67 thousand. There were no such amounts accrued at December 31, 2009.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2009 and 2008. Depreciation expense on property subject to operating leases totaled $2.9 million and $572 thousand for the years ended December 31, 2009 and 2008, respectively. All of the Company’s leased property was acquired during 2008 and 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance December 31, 2009
Materials handling	$4,457	$3,385	$—	$7,842
Computers	875	3,088	—	3,963
Aviation	—	2,167	—	2,167
Construction	1,542	614	—	2,156
Transportation	1,032	—	—	1,032
Manufacturing	—	249	—	249

	7,906	9,503	—	17,409
Less accumulated depreciation	(572)	(2,884)	—	(3,456)

Total	$7,334	$6,619	$—	$13,953

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases was 26% and 25% of the assets’ original cost at December 31, 2009 and 2008, respectively. There were no operating leases in non-accrual status at December 31, 2009 and 2008.

Direct financing leases:

As of December 31, 2009, investment in direct financing leases consists of cleaning services equipment and materials handling equipment such as sweepers, forklifts and lift trucks. At December 31, 2008, such investment consisted of cleaning services equipment.

The following lists the components of the Company’s investment in direct financing leases as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$82	$37
Estimated residual values of leased equipment (unguaranteed)	8	3

Investment in direct financing leases	90	40
Less unearned income	(11)	(5)

Net investment in direct financing leases	$79	$35

There were no investments in direct financing leases in nonaccrual status at December 31, 2009 and 2008.

At December 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2010	$3,903	$27	$3,930
2011	3,354	27	3,381
2012	2,083	22	2,105
2013	1,159	6	1,165
2014	817	—	817
Thereafter	189	—	189

	$11,505	$82	$11,587

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments. The Company would be liable for certain future costs to be incurred by the Managing Member to manage the administrative services provided to the Company.

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

During the years ended December 31, 2009 and 2008, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2009	2008
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$1,330	$1,293
Reimbursement of other syndication costs to AFS and/or affiliates, deducted from Other Members capital	314	623
Administrative costs reimbursed to Managing Member and/or affiliates	238	105
Asset management fees to Managing Member	157	31
Acquisition and initial direct costs paid to Managing Member	930	423

	$2,969	$2,475

During December 2009, operating lease assets were purchased and a lease agreement entered into by the Company with an original cost of $1.7 million. During the same month, the assets and associated lease were reassigned to an affiliate of the Company resulting in an amount due from an affiliate equivalent to the original cost of the assets.

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital at December 31, 2009 and 2008 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration. Syndication costs totaled $1.6 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25 million and 14% of any additional offering proceeds.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

7. Syndication Costs (continued):

As of December 31, 2009, there were no syndication costs in excess of the limitation. As of December 31, 2008, the Company had recorded an approximate $382 thousand of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

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

As of December 31, 2009 and 2008, borrowings under the facility were as follows (in thousands):

	2009	2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,750)	(8,823)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,250	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $118 thousand.

As of December 31, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.9 million, no leverage ratio as there is no debt, and 40.77 to 1, respectively, as of December 31, 2009. As such, as of December 31, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities (continued):

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. The Company has repaid all outstanding borrowings under the Credit Facility during 2009. Year-to-date, the weighted average interest rate on borrowings was 2.44%. There were no borrowings at any time during 2008.

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

As of December 31, 2009, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

9. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees. In addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. At December 31, 2009, the Company had commitments to purchase lease assets totaling approximately $3.5 million. This amount represents contract awards which may be canceled by the prospective lessee or not be accepted by the Company. There were no cancellations subsequent to year-end.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Members’ Capital:

A total of 2,999,482 and 1,524,402 Units were issued and outstanding as of December 31, 2009 and 2008, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2009 and 2008 were as follows (in thousands, except as to Units and per Unit data):

	2009	2008
Distributions declared	$2,088	$635
Weighted average number of Units outstanding	2,324,192	704,323

Weighted average distributions per Unit	$0.90	$0.90

12. Fair value measurements:

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

At December 31, 2009, the Company had no assets or liabilities that require measurement on a recurring or non-recurring basis.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements (continued):

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

Due from affiliates

The recorded amounts of due from affiliates approximate fair value because of the short-term period of settlement.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31 2009 and 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2009 and 2008 (in thousands):

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,976	$3,976	$2,050	$2,050
Due from affiliates	1,758	1,758	166	166
Notes receivable	851	851	1,480	1,480

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS.

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

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 12, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2009 and 2008 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2009, $2.7 million of such commissions had either been accrued or paid to ASC. Of that amount, $2.3 million has been re-allowed to other broker/dealers.

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

AFS supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees/borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2009 and 2008, the Company incurred audit, audit related and other fees with its principal auditors as follows (in thousands):

	2009	2008
Audit fees	$55	$27
Other fees	2	1

	$57	$28

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statements of Changes in Members’ Capital for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: March 26, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Associates 12, LLC, (Managing Member)	March 26, 2010

/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)	March 26, 2010

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Associates 12, LLC (Managing Member)	March 26, 2010

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.