Form 10-Q
period 2010-03-31
ATEL 12, LLC
filed 2010-05-10
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Liability Company Units outstanding as of April 30, 2010 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$5,882	$3,976
Due from affiliate	—	1,758
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2010 and $19 at December 31, 2009	99	164
Notes receivable, net of unearned interest income of $124 and allowance for credit losses of $488 at March 31, 2010 and net of unearned interest income of $149 and allowance for credit losses of $375 at December 31, 2009	651	851
Investment in securities	480	467
Investments in equipment and leases, net of accumulated depreciation of $4,307 at March 31, 2010 and $3,456 at December 31, 2009	13,359	14,234
Other assets	17	18

Total assets	$20,488	$21,468

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$17	$19
Due to affiliate	82	—
Accrued distributions to Other Members	230	230
Other	74	116
Unearned operating lease income	72	154

Total liabilities	475	519

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,013	20,949

Total Members’ capital	20,013	20,949

Total liabilities and Members’ capital	$20,488	$21,468

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Operating lease revenue	$995	$691
Direct financing leases	2	1
Notes receivable interest income	26	40
Other	5	—

Total revenues	1,028	732

Expenses:
Depreciation of operating lease assets	851	622
Asset management fees to Managing Member	45	32
Acquisition expense	—	255
Cost reimbursements to Managing Member and affiliates	114	44
Provision for credit losses	97	—
Amortization of initial direct costs	21	18
Interest expense	20	25
Professional fees	56	25
Outside services	9	5
Other	21	3

Total operating expenses	1,234	1,029

Net loss	$(206)	$(297)

Net income (loss):
Managing Member	$55	$31
Other Members	(261)	(328)

	$(206)	$(297)

Net loss per Limited Liability Company Unit (Other Members)	$(0.09)	$(0.20)
Weighted average number of Units outstanding	2,999,482	1,663,638

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	1,524,402	$11,376	$—	$11,376
Capital contributions	1,477,780	14,778	—	14,778
Redemptions of Units	(2,700)	(27)	—	(27)
Distributions to Other Members ($0.90 per Unit)	—	(2,088)	—	(2,088)
Less selling commissions to affiliates	—	(1,330)	—	(1,330)
Syndication costs	—	(314)	—	(314)
Distributions to Managing Member	—	—	(169)	(169)
Net (loss) income		(1,446)	169	(1,277)

Balance December 31, 2009	2,999,482	20,949	—	20,949
Distributions to Other Members ($0.23 per Unit)	—	(675)	—	(675)
Distributions to Managing Member	—	—	(55)	(55)
Net (loss) income		(261)	55	(206)

Balance March 31, 2010	2,999,482	$20,013	$—	$20,013

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net loss	$(206)	$(297)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation of operating lease assets	851	622
Amortization of initial direct costs	21	18
Amortization of unearned income on direct financing leases	(2)	(1)
Amortization of unearned income on notes receivable	(26)	(40)
Provision for credit losses	97	—
Changes in operating assets and liabilities:
Accounts receivable	81	(57)
Prepaid and other assets	1	(4)
Accounts payable, Managing Member	(2)	2
Accounts payable, other	(42)	2,437
Accrued liabilities, affiliates	170	233
Unearned operating lease income	(82)	90

Net cash provided by operating activities	861	3,003

Investing activities:
Purchases of equipment on operating leases	—	(4,687)
Purchases of equipment on direct financing leases	—	(40)
Purchase of securities	(13)	—
Payments of initial direct costs	(1)	(94)
Payments received on direct financing leases	7	4
Payments received on notes receivable	112	145

Net cash provided by (used in) investing activities	105	(4,672)

Financing activities:
Borrowings under acquisition facility	—	1,500
Repayments under acquisition facility	—	(500)
Repayment of amount due from affiliate	1,670	—
Selling commissions to affiliates	—	(267)
Syndication costs paid to Managing Member	—	(196)
Distributions to Other Members	(675)	(349)
Distributions to Managing Member	(55)	(28)
Capital contributions	—	2,970

Net cash provided by financing activities	940	3,130

Net increase in cash and cash equivalents	1,906	1,461
Cash and cash equivalents at beginning of period	3,976	2,050

Cash and cash equivalents at end of period	$5,882	$3,511

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$24

Cash paid during the period for taxes	$—	$3

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$137

Distributions payable to Managing Member at period-end	$19	$11

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

As of March 31, 2010, cumulative contributions, net of rescissions and/or redemptions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at March 31, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued):

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Company for its year end 2009 reporting period with no impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2010, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 15%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2013. At December 31, 2009, the Company had a $375 thousand reserve related to an impaired note receivable. During the three months ended March 31, 2010, an additional impairment provision totaling $113 thousand was recorded related to the same note receivable. The impaired note was then placed in nonaccrual status during the quarter ended March 31, 2010. By comparison, there were no impaired notes during the three-month period ended March 31, 2009 and there were no notes placed in nonaccrual status as of December 31, 2009.

As of March 31, 2010, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2010	$636
Year ending December 31, 2011	522
2012	94
2013	7

1,259
Less: portion representing unearned interest income	(124)

1,135
Unamortized indirect costs	3
Less: Reserve for impairment	(487)

Notes receivable, net	$651

	March 31, 2010	December 31, 2009
Note receivables, net placed in non-accrual status	$12	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

3. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
IDC amortization - notes receivable	$2	$2
IDC amortization - lease assets	19	16

Total	$21	$18

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$13,953	$—	$(851)	$13,102
Net investment in direct financing leases	79	—	(5)	74
Initial direct costs, net	202	—	(19)	183

Total	$14,234	$—	$(875)	$13,359

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2010 and 2009. Depreciation expense on property subject to operating leases totaled $851 thousand and $622 thousand for the respective three months ended March 31, 2010 and 2009.

All of the Company’s leased property was acquired in the years 2008 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Materials handling	$7,842	$—	$—	$7,842
Computers	3,963			3,963
Aviation	2,167	—	—	2,167
Construction	2,156	—	—	2,156
Transportation	1,032	—	—	1,032
Manufacturing	249	—	—	249

	17,409	—	—	17,409
Less accumulated depreciation	(3,456)	(851)	—	(4,307)

Total	$13,953	$(851)	$—	$13,102

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

4. Investments in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases was 25% and 26% of the assets’ original cost at March 31, 2010 and December 31, 2009, respectively.

Direct financing leases:

As of March 31, 2010 and December 31, 2009, investment in direct financing leases consists of cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$76	$82
Estimated residual values of leased equipment (unguaranteed)	8	8

Investment in direct financing leases	84	90
Less unearned income	(10)	(11)

Net investment in direct financing leases	$74	$79

There were no investments in direct financing leases in nonaccrual status at March 31, 2010 and December 31, 2009.

At March 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2010	$2,908	$20	$2,928
Year ending December 31, 2011	3,355	27	3,382
2012	2,083	22	2,105
2013	1,159	7	1,166
2014	817	—	817
2015	189	—	189

	$10,511	$76	$10,587

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

NOTES TO THE FINANCIAL STATEMENTS

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

During the three months ended March 31, 2010 and 2009, the Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$267
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	—	196
Administrative costs reimbursed to Managing Member and/or affiliates	114	44
Asset management fees to Managing Member and/or affiliates	45	32
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	332

	$159	$871

6. Syndication Costs:

With the termination of the offering on September 25, 2009, the Company ceased to incur syndication costs. At December 31, 2009, syndication costs incurred during 2009 are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. Total syndication costs were $463 thousand for the three months ended March 31, 2009. The amount was primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25 million and 14% of any additional offering proceeds. As of March 31, 2010 and December 31, 2009, there were no syndication costs in excess of the limitation.

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

As of March 31, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	March 31, 2010	December 31, 2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,159)	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,841	$73,250

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.0 million, no leverage ratio as there is no debt, and 43.70 to 1, respectively, as of March 31, 2010. As such, as of March 31, 2010, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At March 31, 2010 and December 31, 2009, the Company has no outstanding borrowings under the acquisition facility. The weighted average interest rate on borrowings was 1.92% during the three months ended March 31, 2009.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of March 31, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2010, borrowings of $1.2 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at March 31, 2010 was approximately $269 thousand. As of December 31, 2009, there were no borrowings under the Warehouse Facility.

8. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At March 31, 2010, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $4.3 million and $1.9 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

10. Members’ Capital:

A total of 2,999,482 Units were issued and outstanding as of March 31, 2010 and December 31, 2009, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2010	2009
Distributions	$675	$374
Weighted average number of Units outstanding	2,999,482	1,663,638

Weighted average distributions per Unit	$0.23	$0.22

11. Fair value measurements:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At March 31, 2010, only the Company’s warrants were measured on a recurring basis. Such estimate of measurement methodology is as follows:

Warrants

The fair value of the Company’s holdings in warrants is estimated by the Managing Member based on reasonable assumptions and information available. Accordingly, such warrants are classified within Level 3 of the valuation hierarchy. Given these instruments lack an active market and are illiquid as they represent warrants in private companies, it is very difficult to obtain market driven fair values. Therefore, the Company has developed an internally generated valuation method based on assumptions other market participants would use in similar circumstances. The significant assumptions utilized by management in its warrant valuation methodology include intrinsic value, risk free rate of return and volatility. In addition, the Company has considered illiquidity of these holdings and has applied an illiquidity discount. At March 31, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

11. Fair value measurements (continued):

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

Due from (due to) affiliates

The recorded amounts of due from (due to) affiliates approximate fair value because of the short-term period of settlement.

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2010 and December 31 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,882	$5,882	$3,976	$3,976
Due from affiliates	—	—	1,758	1,758
Notes receivable	651	651	851	851
Financial liabilities:
Due to affiliates	82	82	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2009, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Through March 31, 2010, the Company has purchased a total of $17.5 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $1.7 million.

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

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Company had net losses of $206 thousand and $297 thousand for the first quarter of 2010 and 2009, respectively. Results for the first quarter of 2010 reflect an increase in total revenues offset, in part, by an increase in operating expenses. First quarter 2010 revenues and operating expenses increased as the Company’s asset base and operations expanded commensurate with increased contributions and investment.

Revenues

Total first quarter 2010 revenues increased by $296 thousand as compared to the prior year period. The increase was primarily due to revenues derived from assets acquired and/or investments funded since March 31, 2009.

During both periods, a majority of the Company’s revenues were derived from its investments in lease assets and notes receivable. Combined, such revenues constituted 99.5% and 100% of total revenues during the first quarters of 2010 and 2009, respectively. During the first quarter of 2010, approximately $5 thousand of the Company’s total revenues were derived from processing and servicing fees on certain lease transactions.

Expenses

Total expenses during the first quarter of 2010 were higher by $205 thousand as compared to the prior year. A majority of the period over period increase was attributable to increases in depreciation expense, the provision for credit losses, costs reimbursed to AFS and professional fees totaling $229 thousand, $97 thousand, $70 thousand and $31 thousand, respectively. These increases in expenses were offset, in part, by a $255 thousand decline in acquisition expenses.

The increase in depreciation expense was mainly due to the period over period increase in the Company’s lease asset portfolio; and, the increase in provision for credit losses was mainly due to a $113 thousand additional impairment reserve related to a note receivable partially offset by a $16 thousand recovery of a prior period provision related to delinquent receivables. Moreover, costs reimbursed to AFS increased as a result of higher administrative costs related to expanded operations and a refinement of cost allocation methodologies employed by the Managing Member; and, professional fees increased primarily due to a period over period increase in audit related fees.

As a partial offset, acquisition costs decreased due to the decline in acquisition phase activity subsequent to the completion of the Company’s initial acquisition stage during 2009.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

During the funding period, which ended on September 25, 2009, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Through September 30, 2009, cumulative contributions, net of rescissions, totaling $30.0 million had been received. Subsequent to that date, the primary source of liquidity for the Company has been its cash flow from fixed-term leasing activities.

The changes in the Company’s cash flow for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 are as follows:

•	Operating Activities

Cash provided by operating activities during the first quarter of 2010 declined by $2.1 million as compared to the prior year period. The net decrease in cash flow was mainly attributable to an unfavorable year over year three-month change in accounts payable and accrued liabilities activities, coupled with a decline in unearned operating lease income. These decreases in cash flow were partially offset by an increase in net operating results, as adjusted for non-cash expense items such as depreciation and amortization expense, and a favorable year over year three-month change in accounts receivable activities.

The change in accounts payable and accrued liabilities reduced cash flow by $2.5 million and was largely due to first quarter 2009 period-end accruals related to equipment purchases and costs reimbursable to affiliates. Likewise; the decrease in unearned lease income reduced cash flow by $172 thousand, largely due to a period over period decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

Partially offsetting the above mentioned decreases in cash flow was the improvement in operating results, as adjusted for non-cash items, which improved cash flow by $433 thousand. The improvement in net operating results, as adjusted for non-cash items, was largely a result of increased revenues derived from the Company’s expanding revenue-earning assets. In addition, the change in accounts receivable activities improved cash flow by $138 thousand. The increase was mainly due to higher lease, loan and property tax billings at year-end 2009 versus 2008 resulting primarily from the increase in Fund investments. Accordingly, higher amounts of receivables were collected during the current quarter as compared to the prior year period.

•	Investing Activities

Cash provided by investing activities totaled $105 thousand for the first quarter of 2010 as compared to cash used totaling $4.7 million for the first quarter of 2009. The $4.8 million net increase in cash flow was mainly due to a $4.7 million period over period reduction in cash used to purchase lease assets, as the Company completed its initial acquisition stage during the second half of 2009 with the investment of the net proceeds from the public offering of Units.

•	Financing Activities

Net cash provided by financing activities during the first quarter of 2010 decreased by $2.2 million as compared to the prior year period. The net decrease in cash flow was comprised of a $3.0 million reduction in subscription proceeds, a $1.0 million decrease in net proceeds from borrowings and a $326 thousand increase in distributions paid to Other Members.

Subscription proceeds declined as the Fund terminated the offering of its Units in September 2009. Net proceeds from borrowings decreased as the Company did not utilize its credit facilities during the current quarter; and, distributions paid to Other Members increased as a result of the period over period increase in Units issued and outstanding.

The aforementioned decreases in cash flow were partially offset by the receipt of a $1.7 million settlement related to a December 31, 2009 reassignment of a newly purchased lease asset to an affiliate. In addition, cash flow improved by $463 thousand as a result of the period over period reduction in syndication costs, which declined pursuant to the termination of the offering.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the

Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of March 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $20.0 million, no leverage ratio as there is no debt, and 43.70 to 1, respectively, as of March 31, 2010. As such, as of March 31, 2010, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to the net loss for the three months ended March 31, 2010 (in thousands):

Net loss - GAAP basis	$(206)
Interest expense	20
Depreciation and amortization	851
Amortization of initial direct costs	21
Reversal of provision for doubtful accounts	(15)
Provision for losses on notes receivable	112
Payments received on direct finance leases	7
Payments received on notes receivable	112
Amortization of unearned income on direct finance leases	(2)
Amorization of unearned income on notes receivable	(26)

EBITDA (for Credit Facility financial covenant calculation only)	$874

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

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through March 31, 2010.

At March 31, 2010, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 8, Commitments, as set forth in Item 1. Financial Statements).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 7, 2010

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