Form 10-Q
period 2010-06-30
ATEL 12, LLC
filed 2010-08-11
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Liability Company Units outstanding as of July 31, 2010 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$5,996	$3,976
Due from affiliate	—	1,758
Accounts receivable, net of allowance for doubtful accounts of $3 at June 30, 2010 and $19 at December 31, 2009	94	164
Notes receivable, net of unearned interest income of $109 and allowance for credit losses of $500 at June 30, 2010 and net of unearned interest income of $149 and allowance for credit losses of $375 at December 31, 2009	560	851
Investment in securities	482	467
Investments in equipment and leases, net of accumulated depreciation of $5,159 at June 30, 2010 and $3,456 at December 31, 2009	12,483	14,234
Other assets	11	18

Total assets	$19,626	$21,468

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$19	$19
Due to affiliate	70	—
Accrued distributions to Other Members	230	230
Other	65	116
Unearned operating lease income	87	154

Total liabilities	471	519

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	19,155	20,949

Total Members’ capital	19,155	20,949

Total liabilities and Members’ capital	$19,626	$21,468

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Operating lease income	$994	$738	$1,989	$1,429
Direct financing leases	1	1	3	2
Notes receivable interest income	14	37	40	77
Other	5	—	10	—

Total revenues	1,014	776	2,042	1,508
Expenses:
Depreciation of operating lease assets	852	648	1,703	1,270
Asset management fees to Managing Member	43	36	88	68
Acquisition expense	—	210	—	465
Cost reimbursements to Managing Member and affiliates	110	57	224	101
Provision for credit losses	12	—	109	—
Amortization of initial direct costs	20	14	41	32
Interest expense	17	12	37	37
Professional fees	38	14	94	39
Outside services	26	5	35	10
Other	24	10	45	13

Total operating expenses	1,142	1,006	2,376	2,035

Net loss	$(128)	$(230)	$(334)	$(527)

Net income (loss):
Managing Member	$55	$36	$110	$67
Other Members	(183)	(266)	(444)	(594)

	$(128)	$(230)	$(334)	$(527)

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.13)	$(0.15)	$(0.32)
Weighted average number of Units outstanding	2,999,482	2,022,520	2,999,482	1,844,070

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	1,524,402	$11,376	$—	$11,376
Capital contributions	1,477,780	14,778	—	14,778
Redemptions of Units	(2,700)	(27)	—	(27)
Distributions to Other Members ($0.90 per Unit)	—	(2,088)	—	(2,088)
Less selling commissions to affiliates	—	(1,330)	—	(1,330)
Syndication costs	—	(314)	—	(314)
Distributions to Managing Member	—	—	(169)	(169)
Net (loss) income	—	(1,446)	169	(1,277)

Balance December 31, 2009	2,999,482	20,949	—	20,949
Distributions to Other Members ($0.45 per Unit)	—	(1,350)	—	(1,350)
Distributions to Managing Member	—	—	(110)	(110)
Net (loss) income	—	(444)	110	(334)

Balance June 30, 2010	2,999,482	$19,155	$—	$19,155

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities:
Net loss	$(128)	$(230)	$(334)	$(527)
Adjustment to reconcile net loss to cash provided (used in) by operating activities:
Depreciation of operating lease assets	852	648	1,703	1,270
Amortization of initial direct costs	20	14	41	32
Amortization of unearned income on direct financing leases	(1)	(1)	(3)	(2)
Amortization of unearned income on notes receivable	(14)	(37)	(40)	(77)
Provision for credit losses	12	—	109	—
Changes in operating assets and liabilities:
Accounts receivable	5	(6)	86	(63)
Prepaid and other assets	6	—	7	(4)
Accounts payable, Managing Member	2	(3)	—	(1)
Accounts payable, other	(9)	(2,424)	(51)	13
Accrued liabilities, affiliates	(12)	198	158	432
Unearned operating lease income	15	108	(67)	198

Net cash provided by (used in) operating activities	748	(1,733)	1,609	1,271

Investing activities:
Purchases of equipment on operating leases	—	(920)	—	(5,607)
Purchases of equipment on direct financing leases	—	—	—	(40)
Purchase of securities	(2)	—	(15)	—
Payments of initial direct costs	—	(4)	(1)	(98)
Payments received on direct financing leases	6	4	13	8
Payments received on notes receivable	92	164	204	309

Net cash provided by (used in) investing activities	96	(756)	201	(5,428)

Financing activities:
Borrowings under acquisition facility	—	—	—	1,500
Repayments under acquisition facility	—	(1,000)	—	(1,500)
Repayment of amount due from affiliate	—	—	1,670	—
Selling commissions to affiliates	—	(389)	—	(657)
Syndication costs paid to Managing Member	—	(107)	—	(303)
Distributions to Other Members	(675)	(424)	(1,350)	(773)
Distributions to Managing Member	(55)	(35)	(110)	(63)
Capital contributions	—	4,321	—	7,291
Rescissions and redemptions of capital contributions	—	(27)	—	(27)

Net cash (used in) provided by financing activities	(730)	2,339	210	5,468

Net increase (decrease) in cash and cash equivalents	114	(150)	2,020	1,311
Cash and cash equivalents at beginning of period	5,882	3,511	3,976	2,050

Cash and cash equivalents at end of period	$5,996	$3,361	$5,996	$3,361

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17	$13	$37	$37

Cash paid during the period for taxes	$9	$6	$9	$6

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$169	$230	$169

Distributions payable to Managing Member at period-end	$19	$14	$19	$14

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2010, cumulative contributions, net of rescissions and/or redemptions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies (continued):

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at June 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies (continued):

ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2010, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 15%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2013. At December 31, 2009, the Company had a $375 thousand reserve related to an impaired note receivable. During the six months ended June 30, 2010, an additional impairment provision totaling $125 thousand was recorded related to the same note receivable. There were three notes placed in nonaccrual status during the quarter ended June 30, 2010. However, impairment on these notes was determined to be nominal at June 30, 2010. There were no notes placed in non-accrual status as of December 31, 2009.

As of June 30, 2010, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2010	$544
Year ending December 31, 2011	522
2012	94
2013	7

1,167
Less: portion representing unearned interest income	(109)

1,058
Unamortized indirect costs	2
Less: Reserve for impairment	(500)

Notes receivable, net	$560

	June 30, 2010	December 31, 2009
Net investment in notes receivable placed in non-accrual status	$236	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$1	$1	$3	$3
IDC amortization - lease assets	19	13	38	29

Total	$20	$14	$41	$32

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$13,953	$—	$(1,703)	$12,250
Net investment in direct financing leases	79	—	(10)	69
Initial direct costs, net	202	—	(38)	164

Total	$14,234	$—	$(1,751)	$12,483

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2010 and 2009. Depreciation expense on property subject to operating leases totaled $852 thousand and $648 thousand for the respective three months ended June 30, 2010 and 2009, and $1.7 million and $1.3 million for the respective six months ended June 30, 2010 and 2009.

All of the Company’s leased property was acquired in the years 2008 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance June 30, 2010
Materials handling	$7,842	$—	$—	$7,842
Research	3,963	—	—	3,963
Aviation	2,167	—	—	2,167
Construction	2,156	—	—	2,156
Transportation	1,032	—	—	1,032
Manufacturing	249	—	—	249

	17,409	—	—	17,409
Less accumulated depreciation	(3,456)	(1,703)	—	(5,159)

Total	$13,953	$(1,703)	$—	$12,250

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

4. Investments in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases was 25% and 26% of the assets’ original cost at June 30, 2010 and December 31, 2009, respectively.

Direct financing leases:

As of June 30, 2010 and December 31, 2009, investment in direct financing leases consists of cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$69	$82
Estimated residual values of leased equipment (unguaranteed)	8	8

Investment in direct financing leases	77	90
Less unearned income	(8)	(11)

Net investment in direct financing leases	$69	$79

There were no investments in direct financing leases in non-accrual status at June 30, 2010 and December 31, 2009.

At June 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$1,914	$14	$1,928
Year ending December 31, 2011	3,354	27	3,381
2012	2,083	22	2,105
2013	1,159	6	1,165
2014	817	—	817
2015	189	—	189

	$9,516	$69	$9,585

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for all investments in equipment and leases by category are as follows (in years):

Equipment category	Useful Life
Aviation	15 - 20
Manufacturing	10 - 20
Materials handling	7 - 10
Transportation	7 - 10
Construction	7 - 10
Research	7 - 10

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended June 30, 2010 and 2009, the Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$390	$—	$657
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	—	107	—	303
Administrative costs reimbursed to Managing Member and/or affiliates	110	57	224	101
Asset management fees to Managing Member and/or affiliates	43	36	88	68
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	214	—	546

	$153	$804	$312	$1,675

6. Syndication Costs:

With the termination of the offering on September 25, 2009, the Company ceased to incur syndication costs. At December 31, 2009, syndication costs incurred during 2009 are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. Total syndication costs were $497 thousand and $960 thousand for the respective three and six months ended June 30, 2009. The amount was primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25 million and 14% of any additional offering proceeds. As of June 30, 2010 and December 31, 2009, there were no syndication costs in excess of the limitation.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012.

As of June 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	June 30, 2010	December 31, 2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(1,200)	(1,750)

Total remaining available under the acquisition and warehouse facilities	$73,800	$73,250

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $19.2 million, no leverage ratio as there is no debt, and 46.76 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At June 30, 2010 and December 31, 2009, the Company has no outstanding borrowings under the acquisition facility. The weighted average interest rate on borrowings was 2.57% and 2.24% during the three and six months ended June 30, 2009.

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

(Unaudited)

7. Borrowing facilities (continued):

described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, the Company, and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2010, borrowings of $700 thousand were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at June 30, 2010 was approximately $136 thousand. As of December 31, 2009, there were no borrowings under the Warehouse Facility.

8. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At June 30, 2010, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $4.4 million and $1.8 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

10. Members’ Capital:

A total of 2,999,482 Units were issued and outstanding as of June 30, 2010 and December 31, 2009, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributions	$675	$455	$1,350	$829
Weighted average number of Units outstanding	2,999,482	2,022,520	2,999,482	1,844,070

Weighted average distributions per Unit	$0.23	$0.22	$0.45	$0.45

11. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At June 30, 2010 and December 31, 2009, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

11. Fair value measurements (continued):

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,996	$5,996	$3,976	$3,976
Due from affiliates	—	—	1,758	1,758
Notes receivable	560	560	851	851
Financial liabilities:
Due to affiliates	70	70	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2009, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Through June 30, 2010, the Company has purchased a total of $17.5 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $1.7 million.

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

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Company had net losses of $128 thousand and $230 thousand for the second quarter of 2010 and 2009, respectively. Results for the second quarter of 2010 reflect an increase in total revenues offset, in part, by an increase in total operating expenses.

Revenues

Total second quarter 2010 revenues increased by $238 thousand as compared to the prior year period. The increase was primarily due to higher operating lease revenues partially offset by a decline in interest income on the Company’s notes receivable.

The increase in operating lease income, totaling $256 thousand, was primarily due to revenues derived from lease assets acquired since June 30, 2009.

Interest income on notes receivable decreased by $23 thousand because revenues derived from investments funded in the past year was more than offset by the impact of notes receivable in non-accrual status.

During the second quarters of 2010 and 2009, revenues derived from the Company’s investments in lease assets and notes receivable approximated 99.6% and 100% of total revenues, respectively. During the second quarter of 2010, approximately $5 thousand of the Company’s total revenues were derived from processing and servicing fees on certain lease transactions.

Expenses

Total expenses during the second quarter of 2010 were higher by $136 thousand as compared to the prior year period. A majority of the period over period increase was attributable to a $204 thousand increase in depreciation expense, a $53 thousand increase in costs reimbursed to AFS, a combined $45 thousand increase in professional fees and outside services and a $14 thousand increase in other expense. These increases in expenses were offset, in part, by a $210 thousand decline in acquisition expenses.

The increase in depreciation expense was mainly due to the period over period increase in the Company’s lease asset portfolio; and, the increase in costs reimbursed to AFS was largely a result of higher administrative costs related to expanded operations and a refinement of cost allocation methodologies employed by the Managing Member. Moreover, professional fees and outside services expense increased primarily due to higher audit related fees and business development expense. Finally, other expense increased as a result of higher postage and printing costs, bank charges and insurance costs.

As a partial offset, acquisition costs decreased due to the decline in acquisition phase activity subsequent to the completion of the Company’s initial acquisition stage during 2009. Such decline was primarily the result of an absence of suitable investments and the continuing effects of the economic downturn.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Company had net losses of $334 thousand and $527 thousand for the first half of 2010 and 2009, respectively. Results for the first half of 2010 reflect an increase in total revenues offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the first half of 2010 increased by $534 thousand compared to the prior year period. The increase was primarily due to higher operating lease revenues partially offset by a decline in interest income on the Company’s notes receivable.

Operating lease revenues increased by $560 thousand primarily due to revenues derived from lease assets acquired since June 30, 2009.

Interest income on notes receivable decreased by $37 thousand as revenues derived from investments funded since June 30, 2009 was more than offset by the impact of notes receivable in non-accrual status.

During the first half of 2010 and 2009, revenues derived from the Company’s investments in lease assets and notes receivable approximated 99.6% and 100% of total revenues, respectively. During the first half of 2010, approximately $10 thousand of the Company’s total revenues were derived from processing and servicing fees on certain lease transactions.

Expenses

Total expenses during the first half of 2010 were higher by $341 thousand, as compared to the prior year period, primarily due to increases of: $433 thousand in depreciation expense, $123 thousand in costs reimbursed to AFS, $109 thousand in the provision for credit losses, a combined $80 thousand in professional fees and outside services and $32 thousand in other expense. These increases in expenses were offset, in part, by a $465 thousand decline in acquisition expenses.

The increase in depreciation expense was mainly due to the period over period increase in the Company’s lease asset portfolio; and, the increase in costs reimbursed to AFS increased as a result of higher administrative costs related to expanded operations and a refinement of cost allocation methodologies employed by the Managing Member. The provision for credit losses increased as a result of a $125 thousand reserve related to an impaired note. The reserve was partially offset by a $16 thousand recovery of a prior period provision related to delinquent receivables.

Moreover, professional fees and outside services expense increased primarily due to higher audit related fees and business development expense; and, other expense increased as a result of higher postage and printing costs, bank charges, and insurance costs.

As a partial offset, acquisition costs decreased due to the decline in acquisition phase activity subsequent to the completion of the Company’s initial acquisition stage during 2009. Such decline was primarily the result of an absence of suitable investments and the continuing effects of the economic downturn.

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

The changes in the Partnership’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the second quarter of 2010 increased by $2.5 million as compared to the prior year period. The net increase in cash flow was mainly attributable to a favorable year over year three-month change in accounts payable and accrued liabilities activities, coupled with an increase in net operating results, as adjusted for non-cash expense items such as depreciation and amortization expense.

The favorable change in accounts payable and accrued liabilities improved cash flow by $2.2 million and was attributable to second quarter 2009 payments of prior quarter accruals related to equipment purchases and costs reimbursable to affiliates. Likewise, the improvement in net operating results, as adjusted for non-cash items, improved cash flow by $347 thousand. The Company’s improved results were primarily due to the growth in revenues consistent with the period over period growth in revenue-earning assets.

•	Investing Activities

Cash provided by investing activities totaled $96 thousand for the second quarter of 2010 as compared to cash used totaling $756 thousand for the second quarter of 2009. The $852 thousand net increase in cash flow was mainly due to a $920 thousand period over period reduction in cash used to purchase lease assets, as the Company completed its initial acquisition stage during the second half of 2009 with the investment of the net proceeds from the public offering of Units.

Partially offsetting the aforementioned increase in cash flow was a decline in notes receivable payment activity which reduced cash flow by $72 thousand. The decrease reflects the impact of certain notes being placed in non-accrual status.

•	Financing Activities

Net cash provided by financing activities during the second quarter of 2010 decreased by $3.1 million as compared to the prior year period. The net decrease in cash flow was primarily a result of a $4.3 million reduction in subscription proceeds and a $251 thousand increase in distributions paid to Other Members. These decreases in cash flow were partially offset by a $1.0 million decline in cash used to repay outstanding debt and a $496 thousand period over period reduction in syndication costs.

Subscription proceeds declined as the Fund terminated the offering of its Units in September 2009; and, distributions paid to Other Members increased as a result of the period over period increase in Units issued and outstanding.

Cash used to repay outstanding debt decreased as the Company had repaid all of its outstanding borrowings during 2009. Syndication costs declined pursuant to the termination of the offering.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the first half of 2010 increased by $338 thousand as compared to the prior year period. The net increase in cash flow was mainly attributable to an increase in net operating results, as adjusted for non-cash expense items such as depreciation and amortization expense, and a favorable year over year six-month change in accounts receivable activities. These decreases in cash flow were partially offset by an unfavorable year over year six-month change in accounts payable and accrued liabilities activities, coupled with a decline in unearned operating lease income.

The improvement in net operating results, as adjusted for non-cash items, improved cash flow by $780 thousand and was largely a result of increased revenues consistent with the growth in the Company’s revenue-earning assets. In addition, the change in accounts receivable activities improved cash flow by $149 thousand. The increase was mainly due to higher lease, loan and property tax billings accrued at year-end 2009 versus 2008 resulting primarily from the increase in Fund investments. Accordingly, higher amounts of receivables were collected during the first half of 2010 as compared to the prior year period.

Partially offsetting the aforementioned increases in cash flow was the unfavorable year over year six-month change in accounts payable and accrued liabilities activities, and unearned operating lease income which reduced cash flow by $337 thousand and $265 thousand, respectively. The change in accounts payable and accrued liabilities was largely due to June 30, 2009 period-end accruals related to equipment purchases and costs reimbursable to affiliates; and, the decrease in unearned operating lease income was mainly due to a period over period decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

•	Investing Activities

Cash provided by investing activities totaled $201 thousand for the first half of 2010 as compared to cash used totaling $5.4 million for the first half of 2009, a $5.6 million net increase in cash flow. The increase was mainly due to a $5.6 million period over period reduction in cash used to purchase lease assets, as the Company completed its initial acquisition stage during the second half of 2009 with the investment of the net proceeds from the public offering of Units.

Partially offsetting the aforementioned increase in cash flow was a decline in notes receivable payment activity which reduced cash flow by $105 thousand. The decrease primarily reflects the impact of certain notes being placed in non-accrual status.

•	Financing Activities

Net cash provided by financing activities during the first half of 2010 decreased by $5.3 million as compared to the prior year period. The net decrease in cash flow was mainly attributable to a $7.3 million reduction in subscription proceeds coupled with a $577 thousand increase in distributions paid to Other Members. These decreases in cash flow were partially offset by the settlement of a $1.7 million amount due from an affiliate during the first quarter of 2010, and a $960 thousand period over period reduction in syndication costs.

Subscription proceeds declined as the Fund terminated the offering of its Units in September 2009; and, distributions paid to Other Members increased as a result of the period over period increase in Units issued and outstanding.

The payment received from an affiliate relates to a December 31, 2009 reassignment of a newly purchased lease asset. Syndication costs declined pursuant to the termination of the offering.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $19.2 million, no leverage ratio as there is no debt, and 46.76 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to the net loss for the six months ended June 30, 2010 (in thousands):

Net loss - GAAP basis	$(334)
Interest expense	37
Depreciation and amortization	1,703
Amortization of initial direct costs	41
Reversal of provision for doubtful accounts	(16)
Provision for losses on notes receivable	125
Payments received on direct finance leases	13
Payments received on notes receivable	204
Amortization of unearned income on direct finance leases	(3)
Amorization of unearned income on notes receivable	(40)

EBITDA (for Credit Facility financial covenant calculation only)	$1,730

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

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through June 30, 2010.

At June 30, 2010, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 8, Commitments, as set forth in Item 1. Financial Statements).

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 11, 2010

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