Form 10-Q
period 2010-09-30
ATEL 12, LLC
filed 2010-11-15
CIK 1394922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Liability Company Units outstanding as of October 31, 2010 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash	$6,895	$3,976
Due from affiliate	—	1,758
Accounts receivable, net of allowance for doubtful accounts of $3 at September 30, 2010 and $19 at December 31, 2009	141	164
Notes receivable, net of unearned interest income of $261 and allowance for credit losses of $500 at September 30, 2010 and net of unearned interest income of $149 and allowance for credit losses of $375 at December 31, 2009	1,176	851
Investment in securities	523	467
Investments in equipment and leases, net of accumulated depreciation of $5,911 at September 30, 2010 and $3,456 at December 31, 2009	11,542	14,234
Other assets	20	18

Total assets	$20,297	$21,468

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$22	$19
Due to affiliate	142	—
Accrued distributions to Other Members	230	230
Other	90	116
Non-recourse debt	1,473	—
Unearned operating lease income	128	154

Total liabilities	2,085	519

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	18,212	20,949

Total Members’ capital	18,212	20,949

Total liabilities and Members’ capital	$20,297	$21,468

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Operating lease income	$979	$886	$2,968	$2,315
Direct financing leases	1	1	4	3
Notes receivable interest income	24	32	64	109
Other	2	4	12	4

Total revenues	1,006	923	3,048	2,431

Expenses:
Depreciation of operating lease assets	844	773	2,547	2,043
Asset management fees to Managing Member	50	42	138	110
Acquisition expense	113	169	113	634
Cost reimbursements to Managing Member and affiliates	104	82	328	183
Provision for credit losses	—	—	109	—
Amortization of initial direct costs	18	18	59	50
Interest expense	21	12	58	49
Professional fees	14	16	108	55
Outside services	34	6	69	16
Other	22	12	67	25

Total operating expenses	1,220	1,130	3,596	3,165

Net loss	$(214)	$(207)	$(548)	$(734)

Net income (loss):
Managing Member	$54	$48	$164	$115
Other Members	(268)	(255)	(712)	(849)

	$(214)	$(207)	$(548)	$(734)

Net loss per Limited Liability Company Unit (Other Members)	$(0.09)	$(0.10)	$(0.24)	$(0.40)
Weighted average number of Units outstanding	2,999,482	2,593,488	2,999,482	2,096,621

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2008	1,524,402	$11,376	$—	$11,376
Capital contributions	1,477,780	14,778	—	14,778
Redemptions of capital contributions	(2,700)	(27)	—	(27)
Distributions to Other Members ($0.90 per Unit)	—	(2,088)	—	(2,088)
Less selling commissions to affiliates	—	(1,330)	—	(1,330)
Syndication costs	—	(314)	—	(314)
Distributions to Managing Member	—	—	(169)	(169)
Net (loss) income	—	(1,446)	169	(1,277)

Balance December 31, 2009	2,999,482	20,949	—	20,949
Distributions to Other Members ($0.68 per Unit)	—	(2,025)	—	(2,025)
Distributions to Managing Member	—	—	(164)	(164)
Net (loss) income	—	(712)	164	(548)

Balance September 30, 2010	2,999,482	$18,212	$—	$18,212

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating activities:
Net loss	$(214)	$(207)	$(548)	$(734)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	844	773	2,547	2,043
Amortization of initial direct costs	18	18	59	50
Amortization of unearned income on direct financing leases	(1)	(1)	(4)	(3)
Amortization of unearned income on notes receivable	(24)	(32)	(64)	(109)
Provision for credit losses	—	—	109	—
Changes in operating assets and liabilities:
Accounts receivable	(47)	(140)	39	(203)
Prepaid and other assets	(9)	(13)	(2)	(17)
Accounts payable, Managing Member	3	8	3	7
Accounts payable, other	25	(11)	(26)	2
Accrued liabilities, affiliates	72	(27)	230	405
Unearned operating lease income	41	(111)	(26)	87

Net cash provided by operating activities	708	257	2,317	1,528

Investing activities:
Purchases of equipment on operating leases	—	(3,342)	—	(8,949)
Purchases of equipment on direct financing leases	—	(19)	—	(59)
Purchase of securities	(41)	—	(56)	—
Proceeds from sales of lease assets	75	—	75	—
Payments of initial direct costs	(7)	(60)	(8)	(158)
Payments received on direct financing leases	6	4	19	12
Note receivable advances	(668)	(29)	(668)	(29)
Payments received on notes receivable	82	164	286	473

Net cash used in investing activities	(553)	(3,282)	(352)	(8,710)

Financing activities:
Borrowings under non-recourse debt	1,473	—	1,473	—
Borrowings under acquisition facility	—	—	—	1,500
Repayments under acquisition facility	—	—	—	(1,500)
Repayment of amount due from affiliate	—	—	1,670	—
Selling commissions to affiliates	—	(673)	—	(1,330)
Syndication costs	—	(11)	—	(314)
Distributions to Other Members	(675)	(531)	(2,025)	(1,304)
Distributions to Managing Member	(54)	(52)	(164)	(115)
Capital contributions	—	7,487	—	14,778
Rescissions and redemptions of capital contributions	—	—	—	(27)

Net cash provided by financing activities	744	6,220	954	11,688

Net increase in cash and cash equivalents	899	3,195	2,919	4,506
Cash and cash equivalents at beginning of period	5,996	3,361	3,976	2,050

Cash and cash equivalents at end of period	$6,895	$6,556	$6,895	$6,556

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$12	$57	$49

Cash paid during the period for taxes	$5	$—	$14	$6

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$221	$230	$221

Distributions payable to Managing Member at period-end	$19	$18	$19	$18

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

As of September 30, 2010, cumulative contributions, net of rescissions and/or redemptions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income (loss).

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies (continued):

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Use of Estimates:

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. During 2010 and 2009, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost at September 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2010, the original terms of the notes receivable are 36 months and bear interest at rates ranging from 11% to 18%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2013. At December 31, 2009, the Company had a $375 thousand reserve related to an impaired note receivable. During the nine months ended September 30, 2010, an additional impairment provision totaling $125 thousand was recorded related to the same note receivable which reduced the net book value of such investment to zero. In addition to the fully reserved note, there were two other notes in non-accrual status during the quarter ended September 30, 2010. However, impairment on these two additional notes was determined to be nominal at September 30, 2010. There were no notes placed in non-accrual status as of December 31, 2009.

As of September 30, 2010, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2010	$582
Year ending December 31, 2011	789
2012	361
2013	197

1,929
Less: portion representing unearned interest & fee income	(261)

1,668
Unamortized indirect costs	8
Less: Reserve for impairment	(500)

Notes receivable, net	$1,176

	September 30, 2010	December 31, 2009
Net investment in notes receivable placed in non-accrual status	$248	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$1	$1	$4	$4
IDC amortization - lease assets	17	17	55	46

Total	$18	$18	$59	$50

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$13,953	$(75)	$(2,547)	$11,331
Net investment in direct financing leases	79	—	(15)	64
Initial direct costs, net	202	—	(55)	147

Total	$14,234	$(75)	$(2,617)	$11,542

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2010 and 2009. Depreciation expense on property subject to operating leases totaled $844 thousand and $773 thousand for the respective three months ended September 30, 2010 and 2009, and $2.5 million and $2.0 million for the respective nine months ended September 30, 2010 and 2009.

All of the Company’s leased property was acquired in the years 2008 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance September 30, 2010
Materials handling	$7,842	$—	$—	$7,842
Research	3,963	—	(167)	3,796
Aviation	2,167	—	—	2,167
Construction	2,156	—	—	2,156
Transportation	1,032	—	—	1,032
Manufacturing	249	—	—	249

	17,409	—	(167)	17,242
Less accumulated depreciation	(3,456)	(2,547)	92	(5,911)

Total	$13,953	$(2,547)	$(75)	$11,331

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

4. Investments in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases was 25% and 26% of the assets’ original cost at September 30, 2010 and December 31, 2009, respectively.

Direct financing leases:

As of September 30, 2010 and December 31, 2009, investment in direct financing leases consists of cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$62	$82
Estimated residual values of leased equipment (unguaranteed)	8	8

Investment in direct financing leases	70	90
Less unearned income	(6)	(11)

Net investment in direct financing leases	$64	$79

There were no investments in direct financing leases in non-accrual status at September 30, 2010 and December 31, 2009.

At September 30, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$923	$7	$930
Year ending December 31, 2011	3,355	27	3,382
2012	2,083	22	2,105
2013	1,159	6	1,165
2014	817	—	817
2015	189	—	189

	$8,526	$62	$8,588

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

During the three and nine months ended September 30, 2010 and 2009, the Managing Member and/or affiliates earned commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$673	$—	$1,330
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	—	11	—	314
Administrative costs reimbursed to Managing Member and/or affiliates	104	82	328	183
Asset management fees to Managing Member and/or affiliates	50	42	138	110
Acquisition and initial direct costs paid to Managing Member and/or affiliates	121	230	121	776

	$275	$1,038	$587	$2,713

6. Syndication costs:

With the termination of the offering on September 25, 2009, the Company ceased to incur syndication costs. At December 31, 2009, syndication costs incurred during 2009 are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. Total syndication costs were $684 thousand and $1.6 million for the respective three and nine months ended September 30, 2009. The amount was primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25 million and 14% of any additional offering proceeds. As of September 30, 2010 and December 31, 2009, there were no syndication costs in excess of the limitation.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse Debt:

At September 30, 2010, non-recourse debt consists of a note payable to a financial institution. The note is due in monthly installments. Interest on the note is at a fixed rate of 4.11% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2010, gross lease rentals totaled approximately $1.6 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.8 million. The note matures in 2014.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with this non-recourse obligation, the Company has determined that there are no material covenants with respect to the non-recourse note that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2010	$59	$10	$69
Year ending December 31, 2011	365	51	416
2012	380	36	416
2013	396	20	416
2014	273	5	278

	$1,473	$122	$1,595

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

As of September 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	September 30, 2010	December 31, 2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$73,250

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

8. Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $18.2 million, 0.08 to 1, and 42.45 to 1, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At September 30, 2010 and December 31, 2009, the Company has no outstanding borrowings under the acquisition facility. The Company has repaid all outstanding borrowings under the Credit Facility during the first nine months of 2009. The weighted average interest rate on borrowings for the first nine months of 2009 was 3.56%.

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

As of September 30, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2010 and December 31, 2009, there were no borrowings under the Warehouse Facility.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

9. Commitments:

At September 30, 2010, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $4.3 million and $1.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,999,482 Units were issued and outstanding as of September 30, 2010 and December 31, 2009, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Distributions	$675	$584	$2,025	$1,413
Weighted average number of Units outstanding	2,999,482	2,593,488	2,999,482	2,096,621

Weighted average distributions per Unit	$0.23	$0.23	$0.68	$0.67

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

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

At September 30, 2010 and December 31, 2009, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

12. Fair value measurements (continued):

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,895	$6,895	$3,976	$3,976
Due from affiliates	—	—	1,758	1,758
Notes receivable	1,176	1,176	851	851

Financial liabilities:
Non-recourse debt	1,473	1,474	—	—
Due to affiliates	142	142	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2009, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment and/or to fund financing transactions. Throughout the Reinvestment Period, which ends December 31, 2015, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2030. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Company had net losses of $214 thousand and $207 thousand for the third quarter of 2010 and 2009, respectively. Results for the third quarter of 2010 reflect an increase in total operating expenses offset, in part, by an increase in total revenues.

Revenues

Total third quarter 2010 revenues increased by $83 thousand as compared to the prior year period primarily on higher operating lease revenues partially offset by a decline in interest income on the Company’s notes receivable.

The increase in operating lease income, totaling $93 thousand, was primarily due to revenues derived from lease assets acquired since September 30, 2009.

Interest income on notes receivable decreased by $8 thousand because revenues derived from investments funded in the past year was more than offset by the impact of notes receivable in non-accrual status.

During the third quarters of 2010 and 2009, revenues derived from the Company’s investments in lease assets and notes receivable approximated 99.8% and 99.6% of total revenues, respectively. During the same respective periods, approximately $2 thousand and $4 thousand of the Company’s total revenues were derived from processing and servicing fees on certain lease transactions.

Expenses

Total expenses during the third quarter of 2010 were higher by $90 thousand as compared to the prior year period. A majority of the period over period increase was attributable to increases in depreciation expense, outside services, costs reimbursed to AFS, and other expense offset, in part, by a decline in acquisition expense.

The increase in depreciation expense totaled $71 thousand and was mainly due to the period over period increase in the Company’s lease asset portfolio. Outside services expense increased by $28 thousand largely due to expenses incurred relative to a venture bankruptcy. Such investment had been fully reserved in prior quarters.

Moreover, costs reimbursed to AFS increased by $22 thousand largely as a result of higher administrative costs related to expanded operations; and, other expense increased by $10 thousand as a result of higher postage and printing costs related to investor communications, as well as increased bank charges and insurance costs.

As a partial offset, acquisition costs decreased by $56 thousand due to the decline in acquisition phase activity subsequent to the completion of the Company’s initial acquisition stage during 2009. Such decline was primarily the result of an absence of suitable investments and the continuing effects of the economic downturn.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Company had net losses of $548 thousand and $734 thousand for the first nine months of 2010 and 2009, respectively. Results for the first nine months of 2010 reflect an increase in total revenues offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the first nine months of 2010 increased by $617 thousand compared to the prior year period. The increase was primarily due to higher operating lease revenues partially offset by a decline in interest income on the Company’s notes receivable.

Operating lease revenues increased by $653 thousand primarily due to revenues derived from lease assets acquired since September 30, 2009.

Interest income on notes receivable decreased by $45 thousand as revenues derived from investments funded since September 30, 2009 was more than offset by the impact of notes receivable in non-accrual status.

During the first nine months of 2010 and 2009, revenues derived from the Company’s investments in lease assets and notes receivable approximated 99.6% and 99.8% of total revenues, respectively. During the respective first nine months of 2010 and 2009, approximately $12 thousand and $4 thousand of the Company’s total revenues were derived from processing and servicing fees on certain lease transactions.

Expenses

Total expenses during the first nine months of 2010 were higher by $431 thousand as compared to the prior year period. The net increase in expenses was comprised of higher depreciation expense, costs reimbursed to AFS, provision for credit losses, professional fees and outside services and other expense offset, in part, by lower acquisition expense.

The increase in depreciation expense totaled $504 thousand and was mainly due to the period over period increase in the Company’s lease asset portfolio. Costs reimbursed to AFS increased by $145 thousand as a result of higher administrative costs related to expanded operations; and the provision for credit losses increased by $109 thousand as a result of a $125 thousand reserve related to an impaired note partially offset by a $16 thousand recovery of a prior period provision related to delinquent receivables.

Moreover, professional fees and outside services expense increased by $106 thousand primarily due to higher audit related fees and business development expense, and expenses incurred relative to a lessee bankruptcy which had been fully reserved in prior quarters. Finally, other expense increased by $42 thousand as a result of higher postage and printing costs related to investor communications as well as higher bank charges, and insurance costs.

As a partial offset, acquisition costs decreased by $521 thousand due to the decline in acquisition phase activity subsequent to the completion of the Company’s initial acquisition stage during 2009. Such decline was primarily the result of an absence of suitable investments and the continuing effects of the economic downturn.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

During the funding period, which ended on September 25, 2009, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Through September 30, 2009, cumulative contributions, net of rescissions, totaling $30.0 million had been received. Subsequent to that date, the primary source of liquidity for the Company has been its cash flow from fixed-term leasing and financing activities.

The changes in the Company’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the third quarter of 2010 increased by $451 thousand as compared to the prior year period. The net increase in cash flow was mainly attributable to a period over period increase in unearned operating lease income, a favorable year over year three-month change in accounts payable and accrued liabilities, a similar favorable change in accounts receivable, and an increase in net operating results as adjusted for non-cash expense items, such as depreciation and amortization expense.

The increase in unearned operating lease income improved cash flow by $152 thousand. The increase was primarily attributable to the application of approximately $111 thousand second quarter 2009 prepaid rents to third quarter 2009 billings, and a $41 thousand increase in prepaid rents received during the third quarter of 2010.

The favorable change in accounts payable and accrued liabilities improved cash flow by $130 thousand and was mainly attributable to a period over period increase in quarter-end accruals related costs reimbursable to affiliates. Likewise, the favorable change in accounts receivable activity increased cash flow by $93 thousand. The increase was largely due to a period over period increase in accrued billings.

Finally, the growth in net operating results as adjusted for non-cash items increased cash flow by $72 thousand. The Company’s improved results were primarily due to the growth in revenues consistent with the period over period growth in revenue-earning assets.

•	Investing Activities

Cash used in investing activities during the third quarter of 2010 decreased by $2.7 million as compared to the prior year period. The net increase in cash flow was primarily a result of a period over period reduction in cash used to purchase lease assets offset, in part, by an increase in cash used to fund investments in notes receivable.

Cash used to purchase lease assets declined by $3.3 million as the Company completed its initial acquisition stage during the second half of 2009 with the investment of the net proceeds from the public offering of Units. This increase in cash flow was partially offset by a $639 thousand period over period increase in cash used to fund investments in notes receivable.

•	Financing Activities

Net cash provided by financing activities during the third quarter of 2010 decreased by $5.5 million as compared to the prior year period. The net decrease in cash flow was primarily a result of the absence of subscription proceeds during the third quarter of 2010 and an increase in distributions paid to Other Members offset, in part, by a period over period increase in net borrowings and a reduction in syndication costs.

Subscription proceeds declined by $7.5 million as the Fund terminated the offering of its Units in September 2009; and, distributions paid to Other Members increased by $144 thousand as a result of the period over period increase in Units issued and outstanding.

Net borrowings increased by $1.5 million as the Company anticipated the funding of new loans; and, syndication costs declined by $684 thousand pursuant to the termination of the offering.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the first nine months of 2010 increased by $789 thousand as compared to the prior year period. The net increase in cash flow was mainly attributable to an increase in net operating results as adjusted for non-cash expense items, such as depreciation and amortization expense, and a favorable year over year nine-month change in accounts receivable offset, in part, by an unfavorable year over year nine-month change in accounts payable and accrued liabilities and a decline in unearned operating lease income.

The increase in net operating results as adjusted for non-cash items improved cash flow by $852 thousand and was largely a result of increased revenues consistent with the growth in the Company’s revenue-earning assets. In addition, the change in accounts receivable further improved cash flow by $242 thousand. The increase was mainly due to higher lease, loan and property tax billings accrued at year-end 2009 versus 2008 resulting primarily from the increase in Fund investments. Accordingly, higher amounts of receivables were collected during the first nine months of 2010 as compared to the prior year period.

Partially offsetting the aforementioned increases in cash flow was the unfavorable year over year nine-month change in accounts payable and accrued liabilities and the decline in unearned operating lease income which reduced cash flow by $207 thousand and $113 thousand, respectively. The change in accounts payable and accrued liabilities was largely due to lower 2010 period-end accruals related to costs reimbursable to affiliates; and, the decrease in unearned operating lease income was mainly due to a period over period decrease in unearned rents received and increased amortization of prepaid rents received in previous periods.

•	Investing Activities

Cash used in investing activities during the first nine months of 2010 decreased by $8.4 million as compared to the prior year period. The net increase in cash flow was primarily a result of a period over period reduction in cash used to purchase lease assets and a decrease in payments of initial direct costs offset, in part, by an increase in cash used to fund investments in notes receivable and a decrease in payments received on the notes.

Cash used to purchase lease assets declined by $8.9 million as the Company completed its initial acquisition stage during the second half of 2009 with the investment of the net proceeds from the public offering of Units. Similarly, payments of initial direct costs were reduced by $150 thousand due to the period over period decline in asset acquisitions.

Partially offsetting the aforementioned increases in cash flow was a $639 thousand period over period increase in cash used to fund investments in notes receivable; and, a $187 thousand decline in payments received on the notes receivable. The decrease primarily reflects the impact of certain notes receivable being placed in non-accrual status.

•	Financing Activities

Net cash provided by financing activities during the first nine months of 2010 decreased by $10.7 million as compared to the prior year period. The net decrease in cash flow was primarily a result of the absence of subscription proceeds during 2010 coupled with an increase in distributions paid to Other Members offset, in part, by the settlement of an amount due from an affiliate during the first quarter of 2010, a period over period reduction in syndication costs and increase in net borrowings.

Subscription proceeds declined by $14.8 million as the Fund terminated the offering of its Units in September 2009; and, distributions paid to Other Members increased by $721 thousand as a result of the period over period increase in Units issued and outstanding.

The payment received from an affiliate, which increased cash flow by $1.7 million, relates to a December 31, 2009 reassignment of a newly purchased lease asset. The decline in syndication costs also improved cash flow by $1.6 million and was pursuant to the termination of the offering; and, net borrowings increased by $1.5 million as the Company anticipated the funding of new loans.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of leases and investments in notes receivable. Conversely, should interest rates remain low or decrease, the rates that the Company can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $18.2 million, 0.08 to 1, and 42.45 to 1, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to the net loss for the nine months ended September 30, 2010 (in thousands):

Net loss - GAAP basis	$(548)
Interest expense	58
Depreciation and amortization	2,547
Amortization of initial direct costs	59
Provision for credit losses	109
Payments received on direct finance leases	19
Payments received on notes receivable	286
Amortization of unearned income on direct finance leases	(4)
Amortization of unearned income on notes receivable	(64)

EBITDA (for Credit Facility financial covenant calculation only)	$2,462

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

For detailed information on the Company’s debt obligations, see Notes 7 and 8 as set forth in Item 1. Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Continuing distributions have been made on schedule through September 30, 2010.

At September 30, 2010, there were commitments to purchase lease assets and fund investments in notes receivable (see Note 9 Commitments, as set forth in Item 1. Financial Statements).

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2010

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