Form 10-K
period 2010-12-31
ATEL 12, LLC
filed 2011-03-31
CIK 1394922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2011 was 2,999,482.

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

As of December 31, 2010, cumulative contributions, net of rescissions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unitholders, any balance remaining after required minimum distributions to be used to purchase additional investments during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2015 and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2010, the Company had purchased equipment with a total acquisition price of $22.0 million. The Company had also loaned $3.0 million for notes receivable secured by various assets.

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

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
IBM Corporation	Research	27%	24%
Newell Rubbermaid, Inc.	Materials handling	18%	14%
Ryder Integrated Logistics, Inc.	Materials handling	12%	11%
Aircraft Service International, Inc.	Transportation	10%	*

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

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments owned at any time during the reinvestment period; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30 million); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2010 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,148	32.55%
Research	3,963	18.04%
Construction	2,989	13.61%
Mining	2,893	13.17%
Transportation	2,415	11.00%
Aviation	2,167	9.87%
Other	387	1.76%
	$21,962	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Gas/Coal products	$4,684	21.33%
Business services	3,963	18.04%
Rubber/Miscellaneous plastics	2,764	12.59%
Food products	2,289	10.42%
Air transportation	2,167	9.87%
Lumber/Wood products	1,680	7.65%
Transportation services	1,644	7.49%
Retail	972	4.43%
Chemical products	863	3.93%
Other	936	4.25%
	$21,962	100.00%

From inception to December 31, 2010, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Research	$167	$75	$99
Materials handling	21	7	15
	$188	$82	$114

*  Includes only those expenses directly related to the production of the related rents

For further information regarding the Company’s equipment lease portfolio as of December 31, 2010, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2010 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Miscellaneous office equipment	$1,750	58.00%
Computers	599	19.85%
Research	599	19.85%
Other	69	2.30%
	$3,017	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Health services	$1,569	52.01%
Business services	578	19.16%
Lab equipment	399	13.23%
Electronics	271	8.98%
Chemicals/Allied products	200	6.62%
	$3,017	100.00%

From inception to December 31, 2010, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Total Payments Received
Miscellaneous office equipment	$247	$103	$184

For further information regarding the Company’s note receivable portfolio as of December 31, 2010, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Holders

As of December 31, 2010, a total of 893 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2010. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases, non-recourse debt and interest rate swaps. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2010 valuation date. As of December 31, 2010, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

The foregoing valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

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

The Company commenced periodic distributions in February 2008. The rate for monthly distributions from 2010 operations was $0.075 per Unit for the period from January through December 2010. Likewise the rate for monthly distributions from 2009 operations was $0.075 per Unit for the period from January through December 2009. The rate for each of the quarterly distributions paid in 2010 and 2009 was $0.225 per Unit.

The following table presents summarized information regarding distributions to Other Members:

	2010	2009
Net loss per Unit, based on weighted average Units outstanding	$(0.46)	$(0.62)
Return of investment	1.36	1.52
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	-	-
Actual distributions paid per Unit	$0.90	$0.90

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

On January 29, 2008, the Fund made its first investment in a long-term operating lease. As of December 31, 2010, the Company has purchased a total of $22.0 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $3.0 million.

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

Results of Operations

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2010	2009
Gas/Coal	19%	15%
Business services	17%	23%
Transportation	16%	27%
Rubber/Miscellaneous plastics	11%	16%

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
IBM Corporation	Research	27%	24%
Newell Rubbermaid, Inc.	Materials handling	18%	14%
Ryder Integrated Logistics, Inc.	Materials handling	12%	11%
Aircraft Service International, Inc.	Transportation	10%	*

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired during the period from 2008 to 2010. The utilization percentage of existing assets under lease was 99% and 100% as of December 31, 2010 and 2009, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2010 versus 2009

The Company had net losses of $1.1 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively. Results for 2010 reflect year over year increases in both total revenues and total operating expenses when compared to the prior year.

Revenues

Total revenues for 2010 increased by $609 thousand compared to the prior year. The increase was primarily due to higher operating lease revenues partially offset by a decline in interest income on the Company’s notes receivable.

Operating lease revenues increased by $627 thousand primarily due to revenues derived from lease assets acquired since July 2009 totaling $9.0 million.

Interest income on notes receivable decreased by $29 thousand as revenues lost from certain notes receivable placed on non-accrual status more than offset revenues derived from new investments funded since December 2009, combined with continued run-off of the notes receivable portfolio.

During 2010 and 2009, revenues derived from the Company’s investments in lease assets and notes receivable approximated 99.5% and 99.7% of total revenues, respectively. During the respective years ended December 31, 2010 and 2009, approximately $19 thousand and $10 thousand of the Company’s total revenues were derived from processing and servicing fees on certain lease transactions.

Expenses

Total expenses during 2010 were higher by $478 thousand as compared to the prior year. The net increase in expenses was primarily a result of higher depreciation expense, an impairment loss recognized on an equity investment, and increases in costs reimbursed to the Managing Member and affiliates, outside services and professional fees, other expense and management fees paid to the Managing Member offset, in part, by lower acquisition expense and provision for credit losses.

The increase in depreciation expense totaled $449 thousand and was mainly due to the year over year increase in the Company’s lease asset portfolio. The impairment loss recognized on an equity investment totaled $356 thousand and was attributable to an approximate 79% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Moreover, costs reimbursed to the Managing Member and certain affiliates increased by $197 thousand as a result of higher administrative costs related to expanded operations.

Outside services and professional fees expense increased by a combined $119 thousand primarily due to higher audit related fees and business development expense, as well as expenses incurred relative to a lessee bankruptcy which had been fully reserved in prior quarters. The increase in audit related fees was primarily due to increased operations activity and the incremental cost of regulatory compliance. Other expense increased by $42 thousand as a result of higher postage and printing costs related to investor communications as well as higher bank charges, and insurance costs; and, asset management fees paid to the Managing Member increased by $32 thousand as a result of a higher number of managed assets and related rents.

Partially offsetting the aforementioned increases in expenses were decreases in acquisition expense and the provision for credit losses. Acquisition costs decreased by $486 thousand due to the decline in acquisition phase activity subsequent to the completion of the Company’s initial acquisition stage during 2009. Such decline was primarily the result of an absence of suitable investments and the continuing effects of the economic downturn. The provision for credit losses decreased by $268 thousand as a result of a smaller amount of reserve recorded in 2010 relative to a fully reserved impaired note receivable. A majority of the impairment reserve on such impaired note receivable was recorded in 2009.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Company’s cash and cash equivalents totaled $4.8 million and $4.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

During the funding period, which ended on September 25, 2009, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Through September 30, 2009, cumulative contributions, net of rescissions, totaling $30.0 million have been received. Subsequent to that date, the primary source of liquidity for the Company has been its cash flow from fixed-term leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

Throughout the Reinvestment Period (as defined in the Operating Agreement), the Company anticipates reinvesting a portion of lease payments from assets owned, and/or payments received on notes receivable, in new leasing or financing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to the Manager and providing for cash distributions to the Members.

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

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$3,443	$1,958
Investing activities	(5,140)	(11,009)
Financing activities	2,486	10,977
Net increase in cash and cash equivalents	$789	$1,926

Operating Activities

Cash provided by operating activities during 2010 increased by $1.5 million, or 76%, as compared to the prior year. The net increase in cash flow was mainly attributable to the year over year increase in liabilities, a smaller net loss in 2010 as compared to 2009, and increased collections of accounts receivable offset, in part, by a decline in unearned rents.

Investing Activities

Cash used in investing activities for 2010 decreased by $5.9 million, or 53%, when compared to the prior year. The net increase in cash flow was primarily a result of a year over year reduction in cash used to purchase lease assets and a decrease in payments of initial direct costs offset, in part, by an increase in cash used to fund investments in notes receivable and a decrease in payments received on the notes.

Cash used to purchase lease assets declined by $6.7 million as the Company completed its initial acquisition stage during the second half of 2009 with the investment of the net proceeds from the public offering of Units. Payments of initial direct costs were lower by $169 thousand as a result of the decline in asset acquisitions.

Partially offsetting the aforementioned increases in cash flow was a $1.0 million year over year increase in cash used to fund investments in notes receivable; and, a $200 thousand decline in payments received on the notes receivable. The decrease primarily reflects the impact of certain notes receivable being placed in non-accrual status.

Financing Activities

Net cash provided by financing activities during 2010 declined by $8.5 million, or 77%, as compared to the prior year. The net decrease in cash flow was primarily a result of the absence of subscription proceeds during 2010 coupled with an increase in distributions paid to Other Members offset, in part, by an increase in net borrowings, the settlement of an amount due from an affiliate during the first quarter of 2010, and a year over year decrease in syndication costs.

Subscription proceeds declined by $14.8 million as the Fund terminated the offering of its Units in September 2009. Distributions paid to Other Members increased by $729 thousand as a result of the year over year increase in Units issued and outstanding.

Net borrowings increased by $3.7 million as the Company anticipated the funding of new loans and equipment leases. The payment received from an affiliate, which increased cash flow by $1.7 million, relates to a December 31, 2009 reassignment of a newly purchased lease asset; and the decline in syndication costs also improved cash flow by $1.6 million and was pursuant to the termination of the offering.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16.9 million, 0.22 to 1, and 33.58 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net loss for the year ended December 31, 2010 (in thousands):

Net loss - GAAP basis	$(1,146)
Interest expense	95
Depreciation and amortization	3,333
Amortization of initial direct costs	77
Provision for doubtful accounts	126
Provision for losses on investment in securities	356
Payments received on direct finance leases	27
Payments received on notes receivable	442
Amortization of unearned income on direct finance leases	(6)
Amortization of unearned income on notes receivable	(114)
$3,190

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

Non-Recourse Long-Term Debt

As of December 31, 2010, the Company had non-recourse long-term debt totaling $3.7 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 9 and 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2010. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, the Company had commitments to purchase lease assets totaling approximately $2.1 million and to fund investments in notes receivable approximately $1.8 million (see Note 11, Commitments, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge-off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 30, 2011

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
ASSETS
Cash and cash equivalents	$4,765	$3,976
Due from affiliates	-	1,758
Accounts receivable, net of allowance for doubtful accounts of $20 at December 31,
2010 and $19 at December 31, 2009	111	164
Notes receivable, net of unearned interest income of $360 and allowance for credit losses of $500 at December 31, 2010 and net of unearned interest income of $149
and allowance for credit losses of $375 at December 31, 2009	1,571	851
Investment in securities	167	467
Investments in equipment and leases, net of accumulated depreciation of $6,683 at
December 31, 2010 and $3,456 at December 31, 2009	15,184	14,234
Other assets	16	18
Total assets	$21,814	$21,468

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$19	$19
Affiliates	160	-
Accrued distributions to Other Members	230	230
Other	667	116
Non-recourse debt	3,734	-
Unearned operating lease income	119	154
Total liabilities	4,929	519
Commitments and contingencies
Members’ capital:
Managing Member	-	-
Other Members	16,885	20,949
Total Members’ capital	16,885	20,949
Total liabilities and Members’ capital	$21,814	$21,468

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Operating lease	$3,922	$3,295
Direct financing leases	6	5
Interest on notes receivable	114	143
Gain of sale of assets and early termination of notes	1	-
Other	19	10
Total revenues	4,062	3,453

Expenses:
Depreciation of operating lease assets	3,333	2,884
Asset management fees to Managing Member	189	157
Acquisition expense	278	764
Cost reimbursements to Managing Member and affiliates	435	238
Provision for credit losses	126	394
Provision for losses on investment in securities	356	-
Amortization of initial direct costs	77	70
Interest expense	95	65
Professional fees	142	78
Outside services	85	30
Other	92	50
Total operating expenses	5,208	4,730
Net loss	$(1,146)	$(1,277)

Net income (loss):
Managing Member	$219	$169
Other Members	(1,365)	(1,446)
	$(1,146)	$(1,277)

Net loss per Limited Liability Company Unit (Other Members)	$(0.46)	$(0.62)
Weighted average number of Units outstanding	2,999,482	2,324,192

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2008	1,524,402	$11,376	$-	$11,376
Capital contributions	1,477,780	14,778	-	14,778
Redemptions of capital contributions	(2,700)	(27)	-	(27)
Distributions to Other Members ($0.90 per Unit)	-	(2,088)	-	(2,088)
Less selling commissions to affiliates	-	(1,330)	-	(1,330)
Syndication costs	-	(314)	-	(314)
Distributions to Managing Member	-	-	(169)	(169)
Net (loss) income	-	(1,446)	169	(1,277)
Balance December 31, 2009	2,999,482	20,949	-	20,949
Distributions to Other Members ($0.90 per Unit)	-	(2,699)	-	(2,699)
Distributions to Managing Member	-	-	(219)	(219)
Net (loss) income	-	(1,365)	219	(1,146)
Balance December 31, 2010	2,999,482	$16,885	$-	$16,885

See accompanying notes.

ATEL 12, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net loss	$(1,146)	$(1,277)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(1)	-
Depreciation of operating lease assets	3,333	2,884
Amortization of initial direct costs	77	70
Amortization of unearned income on direct financing leases	(6)	(5)
Amortization of unearned income on notes receivable	(114)	(143)
Provision for credit losses	126	394
Provision for losses on investment on securities	356	-
Changes in operating assets and liabilities:
Accounts receivable	52	(154)
Prepaid expenses and other assets	2	(15)
Accounts payable, Managing Member	-	(3)
Accrued liabilities, affiliates	248	78
Accounts payable, other	551	18
Unearned operating lease income	(35)	111
Net cash provided by operating activities	3,443	1,958

Investing activities:
Purchases of equipment on operating leases	(4,456)	(11,173)
Purchases of equipment on direct financing leases	-	(59)
Purchase of securities	(56)	(7)
Proceeds from early termination of notes receivable	103	-
Proceeds from sales of lease assets	82	-
Payments of initial direct costs	(14)	(183)
Payments received on direct financing leases	27	20
Note receivable advances	(1,268)	(249)
Payments received on notes receivable	442	642
Net cash used in investing activities	(5,140)	(11,009)

Financing activities:
Borrowings under non-recourse debt	3,793	-
Repayments under non-recourse debt	(59)	-
Borrowings under acquisition facility	-	1,500
Repayments under acquisition facility	-	(1,500)
Repayment of amount due from affiliates	1,670	-
Selling commissions to affiliates	-	(1,330)
Syndication costs paid to Managing Member	-	(314)
Distributions to Other Members	(2,699)	(1,970)
Distributions to Managing Member	(219)	(160)
Capital contributions	-	14,778
Rescissions and redemptions of capital contributions	-	(27)
Net cash provided by financing activities	2,486	10,977

Net increase in cash and cash equivalents	789	1,926
Cash and cash equivalents at beginning of year	3,976	2,050
Cash and cash equivalents at end of year	$4,765	$3,976

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$86	$65
Cash paid during the year for taxes	$14	$7
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$230	$230
Distributions payable to Managing Member at year-end	$19	$19
Transfer of operating lease assets to an affiliate	$-	$1,670

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

As of December 31, 2010, cumulative contributions, net of rescissions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the limited liability company units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unitholders, any balance remaining after required minimum distributions to be used to purchase additional investments during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) which ends on December 31, 2015 and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Investment in securities:

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $356 thousand which reduced the cost basis of the investment. There were no impaired securities at December 31, 2009.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued):

Warrants
From time to time, the Company receives warrants to purchase securities of its borrowers in connection with lending arrangements. During the first quarter of 2008, the Company commenced funding of investments in notes receivable. Pursuant to the terms of certain of these investments, the Company received equity rights in the form of warrants. Such warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2010 and 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2010 and 2009, the related provision for state income taxes was approximately $10 thousand and $14 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Financial statement basis of net assets	$16,885	$20,949
Tax basis of net assets (unaudited)	19,204	23,695
Difference	$(2,319)	$(2,746)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net loss per financial statements	$(1,146)	$(1,277)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(903)	(1,762)
Provision for losses and doubtful accounts	1	19
Adjustments to revenues / other expenses	(14)	125
Adjustments to gain on sales of assets	11	-
Other	124	386
Loss per federal tax return (unaudited)	$(1,927)	$(2,509)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued):

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations; however, it did add additional disclosures which have been included in Notes 2 and 5.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3.  Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2010	2009
Gas/Coal	19%	15%
Business services	17%	23%
Transportation	16%	27%
Rubber/Miscellaneous plastics	11%	16%

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3.  Concentration of credit risk and major customers (continued):

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
IBM Corporation	Research	27%	24%
Newell Rubbermaid, Inc.	Materials handling	18%	14%
Ryder Integrated Logistics, Inc.	Materials handling	12%	11%
Aircraft Service International, Inc.	Transportation	10%	*

* Less than 10%

4.  Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2010, the original terms of the notes receivable are between 17 and 42 months and bear interest at rates ranging from 11% to 18%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2014. At December 31, 2009, the Company had a $375 thousand reserve related to an impaired note receivable. During 2010, an additional impairment provision totaling $125 thousand was recorded related to the same note receivable which reduced the net book value of such investment to zero. In addition to the fully reserved note, there were three other notes in non-accrual status as of December 31, 2010. Such notes were considered impaired relative to their payment terms. However, management has determined that no valuation adjustment is necessary as of the same date. There were no notes placed in non-accrual status as of December 31, 2009.

As of December 31, 2010, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2011	$1,333
2012	634
2013	411
2014	42
2,420
Less: portion representing unearned interest income	(360)
2,060
Unamortized indirect costs	11
Less: reserve for impairment	(500)
Notes receivable, net	$1,571

	December 31, 2010	December 31, 2009
Net investment in notes receivable placed in non-accrual status	$196	$-

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4.  Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
IDC amortization - notes receivable	$6	$5
IDC amortization - lease assets	71	65
Total	$77	$70

5.  Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Valuation Adjustments on Financing Receivables	Allowance for Doubtful Accounts	Total
Balance December 31, 2008	$-	$-	$-
Provision	375	19	394
Balance December 31, 2009	375	19	394
Provision	125	1	126
Balance December 31, 2010	$500	$20	$520

At December 31, 2010 and 2009, the entire allowance for doubtful accounts represents reserves against operating lease receivables.

For the year ended December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

	Notes
	Receivable		Finance Leases	Total

Allowance for credit losses:
Ending balance, December 31, 2010	$500		$-	$500
Ending balance: individually evaluated for impairment	$500		$-	$500
Ending balance: collectively evaluated for impairment	$-		$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-	$-

Financing receivables, net:
Ending balance, December 31, 2010	$2,071	1	$58	$2,129
Ending balance: individually evaluated for impairment	$2,071		$58	$2,129
Ending balance: collectively evaluated for impairment	$-		$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-	$-

1 Includes $11 of unamortized initial direct costs.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes
	Receivable	Finance Leases
	2010	2010
Pass	$1,415	$58
Special mention	-	-
Substandard	145	-
Doubtful	500	-
Total	$2,060	$58

For the year ended December 31, 2010, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$-	$-	$-	$-	$-
With an allowance recorded
Notes receivable	500	500	500	500	5
Total	$500	$500	$500	$500	$5

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

At December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

							Recorded
						Total	Investment>90
	30-59 Days	60-89 Days	Greater Than			Financing	Days and
	Past Due	Past Due	90 Days	Total Past Due	Current	Receivables	Accruing
Notes receivable	$-	$-	$-	$-	$1,560	$1,560	$-
Finance leases	22	-	-	22	36	58	-
Total	$22	$-	$-	$22	$1,596	$1,618	$-

In addition to the fully reserved impaired note receivable discussed in Note 4, there were three other notes in non-accrual status as of December 31, 2010. Such notes were considered impaired relative to their payment terms; however, management has determined that no valuation adjustment is necessary as of the same date. There were no accounts receivable related to net investments in financing receivables placed in nonaccrual status as of December 31, 2010.

6.  Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$13,953	$4,336	$(3,333)	$14,956
Net investment in direct financing leases	79	-	(21)	58
Assets held for sale or lease, net	-	37	-	37
Initial direct costs, net of accumulated amortization of $118 at December 31, 2010 and $75 at December 31, 2009	202	2	(71)	133
Total	$14,234	$4,375	$(3,425)	$15,814

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2010 related to asset purchase obligations totaling $584 thousand. There were no such amounts accrued at December 31, 2009.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2010 and 2009.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $3.3 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively.

All of the Company’s leased property was acquired during the period from 2008 to 2010.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investments in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance December 31, 2010
Materials handling	$7,842	$-	$(812)	$7,030
Research	3,963	-	(167)	3,796
Construction	2,156	584	249	2,989
Mining	-	2,893	-	2,893
Transportation	1,032	979	405	2,416
Aviation	2,167	-	-	2,167
Manufacturing	249	-	-	249
Cleaning & maintenance	-	-	79	79
	17,409	4,456	(246)	21,619
Less accumulated depreciation	(3,456)	(3,333)	126	(6,663)
Total	$13,953	$1,123	$(120)	$14,956

The average estimated residual value for assets on operating leases was 25% and 26% of the assets’ original cost at December 31, 2010 and 2009, respectively. There were no operating leases in non-accrual status at December 31, 2010 and 2009.

Direct financing leases:

As of December 31, 2010 and 2009, investment in direct financing leases consists of cleaning services equipment and materials handling equipment such as sweepers, forklifts and lift trucks.

The following lists the components of the Company’s investment in direct financing leases as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$55	$82
Estimated residual values of leased equipment (unguaranteed)	8	8
Investment in direct financing leases	63	90
Less unearned income	(5)	(11)
Net investment in direct financing leases	$58	$79

There were no investments in direct financing leases in nonaccrual status at December 31, 2010 and 2009.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investments in equipment and leases, net (continued):

At December 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2011	$4,140	$27	$4,167
2012	2,869	22	2,891
2013	1,947	6	1,953
2014	1,445	-	1,445
2015	313	-	313
Thereafter	248	-	248
	$10,962	$55	$11,017

7.  Related party transactions:

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

7.  Related party transactions (continued):

During the years ended December 31, 2010 and 2009, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2010	2009
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$-	$1,330
Reimbursement of other syndication costs to AFS and/or affiliates, deducted from Other Members capital	-	314
Administrative costs reimbursed to Managing Member and/or affiliates	435	238
Asset management fees to Managing Member and/or affiliates	189	157
Acquisition and initial direct costs paid to Managing Member and/or affiliates	293	930
	$917	$2,969

During December 2009, operating lease assets were purchased and a lease agreement entered into by the Company with an original cost of $1.7 million. During the same month, the assets and associated lease were reassigned to an affiliate of the Company resulting in an amount due from an affiliate equivalent to the original cost of the assets. Such amount due from an affiliate was settled in January 2010.

8.  Syndication Costs:

With the termination of the offering on September 25, 2009, the Company ceased to incur syndication costs. For the year ended December 31, 2009, syndication costs totaled $1.6 million and are reflected as a reduction to Members’ capital at December 31, 2009 as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions and fees pertaining to document preparation, regulatory filing fees, legal, and other direct costs associated with the Company’s registration.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds up to $25 million and 14% of any additional offering proceeds.

As of December 31, 2010 and 2009, there were no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess expenses above the determined limitation, which guarantee is without recourse or reimbursement by the Fund.

9.  Non-recourse Debt:

At December 31, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.11% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2010, gross lease rentals totaled approximately $4.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $4.7 million. The notes all mature in 2014.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

9.  Non-recourse Debt (continued):

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective  lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2011	$950	$137	$1,087
2012	987	100	1,087
2013	1,030	57	1,087
2014	767	14	781
	$3,734	$308	$4,042

10.  Borrowing facilities:

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

As of December 31, 2010 and 2009, borrowings under the facility were as follows (in thousands):

	2010	2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	-	-
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(5,345)	(1,750)
Total remaining available under the working capital, acquisition and warehouse facilities	$69,655	$73,250

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

10.  Borrowing facilities (continued):

As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.9 million, 0.22 to 1, and 33.58 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At December 31, 2010 and 2009, the Company has no outstanding borrowings under the acquisition facility. The Company has repaid all outstanding borrowings under the Credit Facility during 2009. The weighted average interest rate on borrowings for 2009 was 2.44%.

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

As of December 31, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million. At December 31, 2009, there were no borrowings under the Warehouse Facility.

11.  Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. At December 31, 2010, the Company had commitments to purchase lease assets totaling approximately $2.1 million and to fund investments in notes receivable of approximately $1.8 million. These amounts represent contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12.  Guarantees:

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

13.  Members’ Capital:

A total of 2,999,482 Units were issued and outstanding at both December 31, 2010 and 2009. The Fund was authorized to issue up to 20,000,000 total Units.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled.

Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2010 and 2009 were as follows (in thousands, except as to Units and per Unit data):

	2010	2009
Distributions	$2,699	$2,088
Weighted average number of Units outstanding	2,999,482	2,324,192
Weighted average distributions per Unit	$0.90	$0.90

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

14.  Fair value measurements:

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

At December 31, 2010 and 2009, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at December 31, 2010, the Company measured an impaired investment security at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $356 thousand which reduced the cost basis of the investment. The non-recurring fair value adjustment was based on an approximate 79% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security is classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market. There were no impaired investment securities at December 31, 2009.

The following table presents the fair value measurement of the impaired investment security measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2010 (in thousands):

	December 31,	Level 1 Estimated Fair	Level 2 Estimated Fair	Level 3 Estimated Fair
	2010	Value	Value	Value
Impaired investment security	$94	$-	$-	$94

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

14.  Fair value measurements (continued):

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

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analysis, based upon the current market borrowing rates for similar types of borrowing arrangements.

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2010 and 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2010 and 2009 (in thousands):

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,765	$4,765	$3,976	$3,976
Due from affiliates	-	-	1,758	1,758
Notes receivable	1,571	1,571	851	851
Investment in securities	167	167	467	467

Financial liabilities:
Non-recourse debt	3,734	3,733	-	-
Due to affiliates	160	160	-	-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 12, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.   EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

During 2010, the Company did not incur any additional selling commissions. Through December 31, 2009, $2.7 million of such commissions had either been accrued or paid to ASC. Of that amount, $2.3 million has been re-allowed to other broker/dealers.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor's understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states' merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. ("NASAA") is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the "NASAA Equipment Leasing Guidelines"). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund's prospectus (the "NASAA Fee Limitation"). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund's term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager's Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager's Carried Interest. If and to the extent that the Asset Management Fee and Manager's Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

See Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Associates 12, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Capital Group	Initial Limited Liability	0.0003%
	600 California Street, 6th Floor	Company Units
	San Francisco, CA 94108	50 Units ($500)

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2010 and 2009, the Company incurred audit, audit related and other fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$107	$55
Other fees	12	2
	$119	$57

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009
Statements of Changes in Members’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 30, 2011

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and	March 30, 2011
Dean L. Cash	Chief Executive Officer of ATEL Associates 12, LLC
(Managing Member)

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer	March 30, 2011
Paritosh K. Choksi	and Chief Operating Officer of ATEL Associates 12, LLC
(Managing Member)

/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Associates	March 30, 2011
Samuel Schussler	12, LLC (Managing Member)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.