Form 10-Q
period 2011-03-31
ATEL 12, LLC
filed 2011-05-13
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2011 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,078	$4,765
Accounts receivable, net of allowance for doubtful accounts of $17 at March 31, 2011 and $20 at December 31, 2010	149	111
Notes receivable, net of unearned interest income of $261 and allowance for credit losses of $500 at March 31, 2011 and net of unearned interest income of $360 and allowance for credit losses of $500 at December 31, 2010	1,273	1,571
Investment in securities	167	167
Investments in equipment and leases, net of accumulated depreciation of $7,261 at March 31, 2011 and $6,683 at December 31, 2010	15,395	15,184
Prepaid expenses and other assets	16	16
Total assets	$20,078	$21,814
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$26	$19
Affiliates	130	160
Accrued distributions to Other Members	230	230
Other	77	667
Non-recourse debt	3,497	3,734
Unearned operating lease income	117	119
Total liabilities	4,077	4,929
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	16,001	16,885
Total Members’ capital	16,001	16,885
Total liabilities and Members’ capital	$20,078	$21,814

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Operating leases	$1,195	$995
Direct financing leases	23	2
Interest on notes receivable	46	26
Gain on sales of lease assets and early termination of notes	16	—
Other	2	5
Total revenues	1,282	1,028
Expenses:
Depreciation of operating lease assets	967	851
Asset management fees to Managing Member	63	45
Acquisition expense	148	—
Cost reimbursements to Managing Member and affiliates	94	114
(Reversal of) provision for credit losses	(3)	97
Amortization of initial direct costs	20	21
Interest expense	60	20
Professional fees	49	56
Outside services	13	9
Other	25	21
Total operating expenses	1,436	1,234
Net loss	$(154)	$(206)
Net income (loss):
Managing Member	$55	$55
Other Members	(209)	(261)
	$(154)	$(206)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.09)
Weighted average number of Units outstanding	2,999,482	2,999,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS
ENDED MARCH 31, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2009	2,999,482	$20,949	$—	$20,949
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(1,365)	219	(1,146)
Balance December 31, 2010	2,999,482	16,885	—	16,885
Distributions to Other Members ($0.23 per Unit)	—	(675)	—	(675)
Distributions to Managing Member	—	—	(55)	(55)
Net (loss) income	—	(209)	55	(154)
Balance March 31, 2011	2,999,482	$16,001	$—	$16,001

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(154)	$(206)
Adjustment to reconcile net loss to cash used in operating activities:
Gain on sales of lease assets and early termination of notes	(16)	—
Depreciation of operating lease assets	967	851
Amortization of initial direct costs	20	21
(Reversal of provision) provision for credit losses	(3)	97
Changes in operating assets and liabilities:
Accounts receivable	(35)	81
Prepaid expenses and other assets	—	1
Accounts payable, Managing Member	7	(2)
Accounts payable, other	(590)	(42)
Accrued liabilities, affiliates	(30)	170
Unearned operating lease income	(2)	(82)
Net cash provided by operating activities	164	889
Investing activities:
Purchases of equipment on operating leases	(1,241)	—
Purchase of securities	—	(13)
Proceeds from sales of lease assets and early termination of notes	197	—
Payments of initial direct costs	(29)	(1)
Principal payments received on direct financing leases	69	5
Principal payments received on notes receivable	120	86
Net cash (used in) provided by investing activities	(884)	77
Financing activities:
Repayments under non-recourse debt	(237)	—
Borrowings under acquisition facility	632	—
Repayments under acquisition facility	(632)	—
Repayment of amount due from affiliate	—	1,670
Distributions to Other Members	(675)	(675)
Distributions to Managing Member	(55)	(55)
Net cash (used in) provided by financing activities	(967)	940
Net (decrease) increase in cash and cash equivalents	(1,687)	1,906
Cash and cash equivalents at beginning of period	4,765	3,976
Cash and cash equivalents at end of period	$3,078	$5,882
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$55	$20
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230
Distributions payable to Managing Member at period-end	$19	$19

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of March 31, 2011, cumulative contributions, net of rescissions and/or redemptions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2011 and 2010, and as of March 31, 2011 and December 31, 2010, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $356 thousand which reduced the cost basis of the investment. There were no additional impaired securities at March 31, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2011, the original terms of the notes receivable are between 17 and 36 months and bear interest at rates ranging from 11% to 18%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2014.

At December 31, 2010, the Company had a $500 thousand reserve related to an impaired note receivable. Such reserve reduced the net book value of the investment to zero at December 31, 2010 and thus, at March 31, 2011. In addition to the fully reserved note, three notes with a combined net book value of $196 thousand were on non-accrual status at December 31, 2010 and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $145 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates increase starts at 12.50% and graduate up to 18.00%. Two of the remaining non-accrual notes, for $51 thousand, were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58% and 11.78%. As of March 31, 2011, the aforementioned notes continue in non-accrual status and reflect a total principal balance outstanding of $188 thousand. Management has determined that no valuation adjustment is necessary as of the same dates and is vigilant in taking appropriate steps to ensure collection of the outstanding non-accrual balances.

As of March 31, 2011, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2011	$1,108
Year ending December 31, 2012	564
2013	340
2014	9
2,021
Less: portion representing unearned interest income	(261)
1,760
Unamortized initial direct costs	13
Less: Reserve for impairment	(500)
Notes receivable, net	$1,273

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
IDC amortization – notes receivable	$3	$2
IDC amortization – lease assets	17	19
Total	$20	$21

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Valuation Adjustments on Financing Receivables	Accounts Receivable Allowance for Doubtful Accounts	Total
Balance December 31, 2009	$375	$19	$394
Provision	125	1	126
Balance December 31, 2010	500	20	520
Reversal of provision	—	(3)	(3)
Balance March 31, 2011	$500	$17	$517

At March 31, 2011 and December 31, 2010, the entire allowance for doubtful accounts represents reserves against operating lease receivables.

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

March 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$500	$—	$500
Ending balance: individually evaluated for impairment	$500	$—	$500
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,773[1]	$307	$2,080
Ending balance: individually evaluated for impairment	$1,773	$307	$2,080
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $13 of unamortized initial direct costs.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$500	$—	$500
Ending balance: individually evaluated for impairment	$500	$—	$500
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$2,071[2]	$58	$2,129
Ending balance: individually evaluated for impairment	$2,071	$58	$2,129
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $11 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

At March 31, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Pass	$1,121	$1,415	$307	$58
Special mention	—	—	—	—
Substandard	139	145	—	—
Doubtful	500	500	—	—
Total	$1,760	$2,060	$307	$58

As of March 31, 2011 and December 31, 2010, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	500	500	500	500	—
Total	$500	$500	$500	$500	$—

	Impaired Loans
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	500	500	500	500	5
Total	$500	$500	$500	$500	$5

At March 31, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

March 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,260	$1,260	$—
Finance leases	—	—	—	—	307	307	—
Total	$—	$—	$—	$—	$1,567	$1,567	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	22	—	—	22	36	58	—
Total	$22	$—	$—	$22	$1,596	$1,618	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

In addition to the fully reserved impaired note receivable discussed in Note 3, there were three other notes in non-accrual status as of March 31, 2011 and December 31, 2010. Such notes were considered impaired relative to their payment terms; however, management has determined that no valuation adjustment is necessary as of the same date. There were no accounts receivable related to net investments in financing receivables placed in non-accrual status as of March 31, 2011 and December 31, 2010.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$14,956	$923	$(965)	$14,914
Net investment in direct financing leases	58	319	(70)	307
Assets held for sale or lease, net	37	—	(2)	35
Initial direct costs, net of accumulated amortization of $126 at March 31, 2011 and $118 at December 31, 2010	133	23	(17)	139
Total	$15,184	$1,265	$(1,054)	$15,395

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2011 and 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $967 thousand and $851 thousand for the respective three months ended March 31, 2011 and 2010.

All of the Company’s leased property was acquired in the years 2008 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Materials handling	$7,030	$653	$—	$7,683
Research	3,796	—	(708)	3,088
Transportation	2,416	588	—	3,004
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Manufacturing	249	—	—	249
Cleaning & maintenance	79	—	—	79
	21,619	1,241	(708)	22,152
Less accumulated depreciation	(6,663)	(965)	390	(7,238)
Total	$14,956	$276	$(318)	$14,914

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 28% and 25% of the assets’ original cost at March 31, 2011 and December 31, 2010, respectively.

Direct financing leases:

As of March 31, 2011, investment in direct financing leases consists of research equipment, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$306	$55
Estimated residual values of leased equipment (unguaranteed)	38	8
Investment in direct financing leases	344	63
Less unearned income	(37)	(5)
Net investment in direct financing leases	$307	$58

There were no investments in direct financing leases in non-accrual status at March 31, 2011 and December 31, 2010.

At March 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2011	$3,269	$149	$3,418
Year ending December 31, 2012	3,180	151	3,331
2013	2,257	6	2,263
2014	1,756	—	1,756
2015	481	—	481
Thereafter	419	—	419
	$11,362	$306	$11,668

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

During the three months ended March 31, 2011 and 2010, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Administrative costs reimbursed to Managing Member and/or affiliates	$94	$114
Asset management fees to Managing Member and/or affiliates	63	45
Acquisition and initial direct costs paid to Managing Member and/or affiliates	173	—
	$330	$159

7. Non-recourse debt:

At March 31, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.11% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2011, gross lease rentals totaled approximately $3.8 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $4.5 million. The notes all mature in 2014.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2011	$713	$102	$815
Year ending December 31, 2012	987	100	1,087
2013	1,030	57	1,087
2014	767	14	781
	$3,497	$273	$3,770

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	March 31, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(500)	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,500	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.0 million, 0.22 to 1, and 17.98 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2010. During the current quarter, the Company borrowed $632 thousand, of which the whole amount was repaid during the quarter. The weighted average rate on such borrowings was 3.25%.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of March 31, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2011, there were no borrowings under the Warehouse Facility. At December 31, 2010, borrowings of $4.8 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million.

9. Commitments:

At March 31, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $3.9 million and $1.7 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,999,482 Units were issued and outstanding as of March 31, 2011 and December 31, 2010, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2011	2010
Distributions	$675	$675
Weighted average number of Units outstanding	2,999,482	2,999,482
Weighted average distributions per Unit	$0.23	$0.23

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

At March 31, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at December 31, 2010, the Company measured an impaired investment security at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security is classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market. At March 31, 2011, management’s review of its investment securities indicated no necessity for additional impairment.

The following table presents the fair value measurement of the impaired investment security measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2010 (in thousands):

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment security	$94	$—	$—	$94

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

Non-recourse debt
The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

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

Limitations
The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,078	$3,078	$4,765	$4,765
Notes receivable	1,273	1,273	1,571	1,571
Investment in securities	167	167	167	167
Financial liabilities:
Non-recourse debt	3,497	3,480	3,734	3,733

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

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Company had net losses of $154 thousand and $206 thousand for the three months ended March 31, 2011 and 2010, respectively. Results for the first quarter of 2011 reflect increases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total first quarter 2011 revenues increased by $254 thousand as compared to the prior year period. The increase was primarily due to higher operating and direct financing lease revenues, as well as higher interest income on the Company’s notes receivable.

Operating lease revenues increased by $200 thousand primarily due to income derived from $5.7 million of lease assets acquired since the second quarter of 2010. Direct financing lease revenues increased by $21 thousand as certain equipment under an operating lease were re-leased as a direct financing lease during the first quarter of 2011; and, interest income on notes receivable increased by $20 thousand due to revenues derived from $1.3 million of loans funded during the second half of 2010.

During the first three months of 2011 and 2010, revenues derived from the Company’s investments in lease assets and notes receivable, excluding proceeds from sales of lease assets and early termination of notes receivable, approximated 98.5% and 99.5% of total revenues, respectively. Revenues for the first quarter of 2011 also included a $16 thousand gain on an early termination of a note receivable and $2 thousand from processing and servicing fees on certain lease transactions. Likewise, revenues for the first quarter of 2010 included an approximate $5 thousand of such processing and servicing fees.

Expenses

Total expenses for the first quarter of 2011 increased by $202 thousand as compared to the prior year period, primarily due to higher acquisition costs, depreciation, and interest expense offset, in part, by a reduction in the provision for credit losses.

Acquisition costs were higher by $148 thousand due to a period over period increase in acquisition activity. An approximate $1.2 million of lease assets were acquired during the first quarter of 2011. By comparison, there were no lease assets purchased during the first quarter of 2010.

Likewise, depreciation expense increased by $116 thousand mainly due to the period over period increase in the Company’s lease asset portfolio; and, interest expense increased by $40 thousand largely as a result of new non-recourse debt associated with the acquisition of certain operating lease assets during the second half of 2010.

Partially offsetting the aforementioned increases in expenses was a $100 thousand reduction in the provision for credit losses. The decrease reflects a first quarter 2010 reserve relative to an impaired note receivable. There was no such reserve recorded during the first quarter of 2011.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $3.1 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$164	$889
Investing activities	(884)	77
Financing activities	(967)	940
Net (decrease) increase in cash and cash equivalents	$(1,687)	$1,906

Operating Activities

Cash provided by operating activities during the first quarter of 2011 decreased by $725 thousand, or 82%, as compared to the prior year period. The net decrease in cash flow was mainly attributable to a period over period increase in payments made against accounts payable and accrued liabilities, and a reduction in collections of accounts receivable offset, in part, by a decline in unearned rents and a smaller net loss during the first quarter of 2011 as compared to the prior year period.

Investing Activities

Cash used in investing activities for the first quarter of 2011 totaled $884 thousand as compared to cash provided by investing activities totaling $77 thousand for the first quarter of 2010, a $961 thousand decline. The net decrease in cash flow was mainly due to an approximate $1.2 million of cash used to acquire operating lease assets offset, in part, by $197 thousand of proceeds from an early termination of a note receivable and a combined $98 thousand increase in principal payments received on direct financing leases and notes receivable. Principal payments on direct financing leases increased as certain equipment under an operating lease were re-leased as a direct financing lease during the first quarter of 2011; and, principal payments on notes receivable increased as a result of new loans funded during the second half of 2010.

Financing Activities

Net cash used in financing activities during the first quarter of 2011 totaled $967 thousand as compared to cash provided by financing activities totaling $940 thousand for the first quarter of 2010, a $1.9 million decrease.

Cash flow declined as the first quarter 2010 amount included a $1.7 million settlement of an amount due from an affiliate relative to a December 31, 2009 reassignment of a newly purchased asset. Moreover, an approximate $237 thousand was used to pay down the Company’s non-recourse debt during the first quarter of 2011. Such scheduled payments on the non-recourse debt commenced during the second half of 2010.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

Minimum Tangible Net Worth: $7.5 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16.0 million, 0.22 to 1, and 17.98 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net loss for the three months ended March 31, 2011 (in thousands):

Net loss – GAAP basis	$(154)
Interest expense	60
Depreciation and amortization	967
Amortization of initial direct costs	20
Reversal of provision for doubtful accounts	(3)
Principal payments received on direct finance leases	69
Principal payments received on notes receivable	120
EBITDA (for Credit Facility financial covenant calculation only)	$1,079

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

Non-Recourse Long-Term Debt

As of March 31, 2011 and December 31, 2010, the Company had non-recourse long-term debt totaling $3.5 million and $3.7 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Unit Valuation

There is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of March 31, 2011. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the March 31, 2011 valuation date. As of March 31, 2011, the value of the Company’s assets, calculated on this basis, was approximately $7.45 per Unit.

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

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through March 31, 2011.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, the Company had commitments to purchase lease assets totaling approximately $3.9 million and to fund investments in notes receivable approximately $1.7 million (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. [Removed and Reserved].

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

Date: May 13, 2011

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