Form 10-Q
period 2011-06-30
ATEL 12, LLC
filed 2011-08-10
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

The number of Limited Liability Company Units outstanding as of July 31, 2011 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,145	$4,765
Due from affiliate	151	—
Accounts receivable, net of allowance for doubtful accounts of $37 at June 30, 2011 and $20 at December 31, 2010	125	111
Notes receivable, net of unearned interest income of $216 and allowance for credit losses of $500 at June 30, 2011 and net of unearned interest income of $360 and allowance for credit losses of $500 at December 31, 2010	1,109	1,571
Investment in securities	179	167
Investments in equipment and leases, net of accumulated depreciation of $7,462 at June 30, 2011 and $6,683 at December 31, 2010	16,276	15,184
Prepaid expenses and other assets	11	16
Total assets	$18,996	$21,814
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$20	$19
Affiliates	—	160
Accrued distributions to Other Members	230	230
Other	101	667
Non-recourse debt	3,262	3,734
Unearned operating lease income	102	119
Total liabilities	3,715	4,929
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,281	16,885
Total Members’ capital	15,281	16,885
Total liabilities and Members’ capital	$18,996	$21,814

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Operating leases	$1,189	$994	$2,384	$1,989
Direct financing leases	45	1	68	3
Interest on notes receivable	36	14	82	40
(Loss) gain on sales of lease assets and early termination of notes	(13)	—	3	—
Gain on sales or dispositions of securities	17	—	17	—
Other	4	5	6	10
Total revenues	1,278	1,014	2,560	2,042
Expenses:
Depreciation of operating lease assets	949	852	1,916	1,703
Asset management fees to Managing Member	61	43	124	88
Acquisition expense	22	—	170	—
Cost reimbursements to Managing Member and affiliates	96	110	190	224
Provision for credit losses	20	12	17	109
Provision for losses on investment in securities	5	—	5	—
Amortization of initial direct costs	19	20	39	41
Interest expense	51	17	111	37
Professional fees	15	38	64	94
Outside services	4	26	17	35
Other	26	24	51	45
Total operating expenses	1,268	1,142	2,704	2,376
Net income (loss)	$10	$(128)	$(144)	$(334)
Net income (loss):
Managing Member	$55	$55	$110	$110
Other Members	(45)	(183)	(254)	(444)
	$10	$(128)	$(144)	$(334)
Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.06)	$(0.08)	$(0.15)
Weighted average number of Units outstanding	2,999,482	2,999,482	2,999,482	2,999,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	2,999,482	$20,949	$—	$20,949
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(1,365)	219	(1,146)
Balance December 31, 2010	2,999,482	16,885	—	16,885
Distributions to Other Members ($0.45 per Unit)	—	(1,350)	—	(1,350)
Distributions to Managing Member	—	—	(110)	(110)
Net (loss) income	—	(254)	110	(144)
Balance June 30, 2011	2,999,482	$15,281	$—	$15,281

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income (loss)	$10	$(128)	$(144)	$(334)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	13	—	(3)	—
Depreciation of operating lease assets	949	852	1,916	1,703
Amortization of initial direct costs	19	20	39	41
Provision for credit losses	20	12	17	109
Provision for losses on investment in securities	5	—	5	—
Gain on sales or dispositions of securities	(17)	—	(17)	—
Changes in operating assets and liabilities:
Accounts receivable	4	5	(31)	86
Prepaid expenses and other assets	5	6	5	7
Accounts payable, Managing Member	(6)	2	1	—
Accounts payable, other	24	(9)	(566)	(51)
Accrued liabilities, affiliates	(281)	(12)	(311)	158
Unearned operating lease income	(15)	15	(17)	(67)
Net cash provided by operating activities	730	763	894	1,652
Investing activities:
Purchases of equipment on operating leases	(1,931)	—	(3,172)	—
Purchase of securities	—	(2)	—	(15)
Proceeds from sales of lease assets and early termination of notes	70	—	267	—
Payments of initial direct costs	(2)	—	(31)	(1)
Principal payments received on direct financing leases	53	5	122	10
Principal payments received on notes receivable	112	78	232	164
Net cash (used in) provided by investing activities	(1,698)	81	(2,582)	158
Financing activities:
Repayments under non-recourse debt	(235)	—	(472)	—
Borrowings under acquisition facility	—	—	632	—
Repayments under acquisition facility	—	—	(632)	—
Repayment of amount due from affiliate	—	—	—	1,670
Distributions to Other Members	(675)	(675)	(1,350)	(1,350)
Distributions to Managing Member	(55)	(55)	(110)	(110)
Net cash (used in) provided by financing activities	(965)	(730)	(1,932)	210
Net (decrease) increase in cash and cash equivalents	(1,933)	114	(3,620)	2,020
Cash and cash equivalents at beginning of period	3,078	5,882	4,765	3,976
Cash and cash equivalents at end of period	$1,145	$5,996	$1,145	$5,996
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$52	$17	$107	$37
Cash paid during the period for taxes	$11	$9	$11	$9
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19
Securities acquired through net exercise of warrants	$17	$—	$17	$—

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

As of June 30, 2011, cumulative contributions, net of rescissions and/or redemptions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2011 and 2010, and as of June 30, 2011 and December 31, 2010, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of $5 thousand which reduced the cost basis of the investment. At December 31, 2010, such fair value adjustments made to impaired securities totaled $356 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the second quarter of 2011, the Company recognized a gain of $17 thousand relative to the net exercise of warrants associated with shares of a venture company.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2011, the original terms of the notes receivable are between 17 and 36 months and bear interest at rates ranging from 11% to 18%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2014.

At December 31, 2010, the Company had a $500 thousand reserve related to an impaired note receivable. Such reserve reduced the net book value of the investment to zero at December 31, 2010 and thus, at June 30, 2011. In addition to the fully reserved note, three notes with a combined net book value of $196 thousand were on non-accrual status at December 31, 2010 and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $145 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates increase starts at 12.50% and graduate up to 18.00%. The two remaining non-accrual notes, for $51 thousand, were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. As of June 30, 2011, the aforementioned notes continue in non-accrual status and reflect principal balances outstanding of $132 thousand and $48 thousand, respectively. However, as of the same date, such notes were current with respect to their restructured terms. Management has determined that no valuation adjustment is necessary as of the same dates and is vigilant in taking appropriate steps to ensure collection of the outstanding non-accrual balances.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of June 30, 2011, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2011	$943
Year ending December 31, 2012	536
2013	326
2014	9
1,814
Less: portion representing unearned interest income	(216)
1,598
Unamortized initial direct costs	11
Less: Reserve for impairment	(500)
Notes receivable, net	$1,109

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$3	$1	$6	$3
IDC amortization – lease assets	16	19	33	38
Total	$19	$20	$39	$41

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$19	$375	$—	$394
Provision	—	—	1	125	—	126
Balance December 31, 2010	—	—	20	500	—	520
Provision	—	3	14	—	—	17
Balance June 30, 2011	$—	$3	$34	$500	$—	$537

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

June 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$500	$—	$500
Ending balance: individually evaluated for impairment	$500	$—	$500
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,609[1]	$434	$2,043
Ending balance: individually evaluated for impairment	$1,609	$434	$2,043
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $11 of unamortized initial direct costs.

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

At June 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$808	$1,415	$434	$58
Special mention	159	—	—	—
Substandard	131	145	—	—
Doubtful	500	500	—	—
Total	$1,598	$2,060	$434	$58

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

As of June 30, 2011 and December 31, 2010, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	500	500	500	500	—
Total	$500	$500	$500	$500	$—

	Impaired Loans
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	500	500	500	500	5
Total	$500	$500	$500	$500	$5

At June 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

June 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,098	$1,098	$—
Finance leases		172	60	232	202	434	60
Total	$—	$172	$60	$232	$1,300	$1,532	$60

December 31, 2010	30 – 59 Days Past Due	60 – 89 wDays Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	22	—	—	22	36	58	—
Total	$22	$—	$—	$22	$1,596	$1,618	$—

In addition to the fully reserved impaired note receivable discussed in Note 3, there were three other notes in non-accrual status as of June 30, 2011 and December 31, 2010. Such notes were considered impaired relative to their payment terms; however, as of the same dates, such notes were current with respect to their restructured terms. Management has determined that no valuation adjustment is currently necessary. At June 30, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. There were no accounts receivable related to net investments in financing receivables placed in non-accrual status as of December 31, 2010.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$14,956	$2,674	$(1,913)	$15,717
Net investment in direct financing leases	58	498	(122)	434
Assets held for sale or lease, net	37	(34)	(3)	—
Initial direct costs, net of accumulated amortization of $140 at June 30, 2011 and $118 at December 31, 2010	133	25	(33)	125
Total	$15,184	$3,163	$(2,071)	$16,276

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2011 and 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $949 thousand and $852 thousand for the respective three months ended June 30, 2011 and 2010, and $1.9 million and $1.7 million for the respective six months ended June 30, 2011 and 2010.

All of the Company’s leased property was acquired in the years 2008 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance June 30, 2011
Materials handling	$7,030	$653	$(825)	$6,858
Transportation	2,416	2,519	—	4,935
Research	3,796	—	(708)	3,088
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Manufacturing	249	—	—	249
Cleaning & Maintenance	79	—	(79)	—
	21,619	3,172	(1,612)	23,179
Less accumulated depreciation	(6,663)	(1,913)	1,114	(7,462)
Total	$14,956	$1,259	$(498)	$15,717

The average estimated residual value for assets on operating leases was 28% and 25% of the assets’ original cost at June 30, 2011 and December 31, 2010, respectively.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2011, investment in direct financing leases consists of research equipment, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$523	$55
Estimated residual values of leased equipment (unguaranteed)	56	8
Investment in direct financing leases	579	63
Less unearned income	(145)	(5)
Net investment in direct financing leases	$434	$58

There were no investments in direct financing leases in non-accrual status at June 30, 2011 and December 31, 2010.

At June 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2011	$2,280	$189	$2,469
Year ending December 31, 2012	3,451	297	3,748
2013	2,528	37	2,565
2014	2,027	—	2,027
2015	752	—	752
2016	471	—	471
Thereafter	580	—	580
	$12,089	$523	$12,612

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2011 and 2010, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Administrative costs reimbursed to Managing Member and/or affiliates	$96	$110	$190	$224
Asset management fees to Managing Member and/or affiliates	61	43	124	88
Acquisition and initial direct costs paid to Managing Member and/or affiliates	23	—	196	—
	$180	$153	$510	$312

7. Non-recourse debt:

At June 30, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.11% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2011, gross lease rentals totaled approximately $3.5 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $4.3 million. The notes all mature in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2011	$478	$66	$544
Year ending December 31, 2012	987	100	1,087
2013	1,030	57	1,087
2014	767	13	780
	$3,262	$236	$3,498

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

As of June 30, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	June 30, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $15.3 million, 0.21 to 1, and 20.70 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2010. During the first quarter of 2011, the Company borrowed $632 thousand, of which the whole amount was repaid during the same quarter. The year-to-date weighted average rate on such borrowings was 3.27%.

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

As of June 30, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, the Company, and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2011, there were no borrowings under the Warehouse Facility. At December 31, 2010, borrowings of $4.8 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million.

9. Commitments:

At June 30, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $1.9 million and $1.4 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,999,482 Units were issued and outstanding as of June 30, 2011 and December 31, 2010, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions	$675	$675	$1,350	$1,350
Weighted average number of Units outstanding	2,999,482	2,999,482	2,999,482	2,999,482
Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.45

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

At June 30, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at both June 30, 2011 and December 31, 2010, the Company measured an impaired investment security at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of $5 thousand which reduced the cost basis of the investment. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms. At December 31, 2010, a fair value adjustment of approximately $356 thousand was recorded relative to an impaired security based on an approximate 79% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of these impaired investment securities are classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents the fair value measurement of the impaired investment security measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$109	$—	$—	$109

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$94	$—	$—	$94

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,145	$1,145	$4,765	$4,765
Notes receivable	1,109	1,109	1,571	1,571
Investment in securities	179	179	167	167
Financial liabilities:
Non-recourse debt	3,262	3,279	3,734	3,733

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

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Company had net income of $10 thousand for the second quarter of 2011 as compared to a net loss of $128 thousand for the second quarter of 2010. Results for the second quarter of 2011 reflect an increase in total revenues offset, in part, by an increase in total operating expenses.

Revenues

Total second quarter 2011 revenues increased by $264 thousand as compared to the prior year period. The increase was primarily due to higher lease revenues from both operating and direct financing leases and increases in interest income on notes receivables and in gain on sales or dispositions of securities offset, in part, by a loss on the sale of lease assets and early termination of notes.

Operating lease revenues increased by $195 thousand primarily due to income derived from $7.6 million of lease assets acquired since the third quarter of 2010. Direct financing lease revenues increased by $44 thousand as certain equipment under operating leases were re-leased as direct financing leases during the first half of 2011. Interest income on notes receivable increased by $22 thousand due to revenues derived from $1.3 million of loans funded during the second half of 2010; and, gain on sales or dispositions of securities increased by $17 thousand due to a gain recognized on the second quarter 2011 net exercise of warrants associated with shares of a venture company.

Partially offsetting the aforementioned increases in revenues was a $13 thousand dollar net loss recognized on the sale of lease assets and early termination of notes. Such loss was largely due to the continued weak economy which impacted demand for the materials handling equipment sold during the period. There were no sales or dispositions of assets during the prior year period.

Expenses

Total expenses for the second quarter of 2011 increased by $126 thousand as compared to the prior year period, primarily due to higher depreciation, interest and acquisition expenses offset, in part, by lower professional fees and outside services expense.

The increase in depreciation expense totaled $97 thousand and was largely due to the increment of approximately $1.9 million of equipment purchases during the second quarter of 2011 and $5.7 million of equipment purchases during the nine months following the second quarter of 2010. Interest expense was higher by $34 thousand largely as a result of new non-recourse debt associated with the acquisition of certain operating lease assets during the second half of 2010; and, acquisition expense was higher by $22 thousand due to the period over period increase in acquisition activity.

Partially offsetting the aforementioned increases in expenses were reductions in professional fees and outside services expense totaling $23 thousand and $22 thousand, respectively. Professional fees decreased primarily due to lower audit related fees; and, outside services expense declined largely as a result of lower business development costs.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Company had net losses of $144 thousand and $334 thousand for the first half of 2011 and 2010, respectively. Results for the first half of 2011 reflect an increase in total revenues offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the first half of 2011 increased by $518 thousand compared to the prior year period. The increase was primarily due to higher lease revenues from both operating and direct financing leases and increases in interest income on notes receivables and in gain on sales or dispositions of securities.

Operating lease revenues increased by $395 thousand primarily due to income derived from $7.6 million of lease assets acquired since the third quarter of 2010. Direct financing lease revenues increased by $65 thousand as certain equipment under operating leases were re-leased as direct financing leases during the first half of 2011. Interest income on notes receivable increased by $42 thousand due to revenues derived from $1.3 million of loans funded during the second half of 2010; and, gain on sales or dispositions of securities increased by $17 thousand due to a gain recognized on the 2011 net exercise of warrants associated with shares of a venture company.

Expenses

Total expenses for the first half of 2011 increased by $328 thousand as compared to the prior year period, primarily due to increases in depreciation, acquisition and interest expenses, and in asset management fees paid to the Manager partially offset by a reduction in the provision for credit losses, and decreases in costs reimbursed to the Manager and/or affiliates, professional fees and outside services expense.

The increase in depreciation expense totaled $213 thousand and was largely due to the approximate $7.6 million period over period increase in the Company’s lease asset portfolio. Acquisition expense was higher by $170 thousand due to the period over period increase in acquisition activity. An approximate $3.2 million of lease assets were acquired during the first half of 2011. By comparison, there were no lease assets purchased during the same period in 2010.

Moreover, interest expense increased by $74 thousand mainly due to new non-recourse debt originally obtained during the second half of 2010 to fund the acquisition of certain operating lease assets; and, asset management fees paid to the Manager was higher by $36 thousand largely due to the increase in managed assets and related rents resulting from lease asset purchases.

Partially offsetting the aforementioned increases in expenses was a $92 thousand reduction in the provision for credit losses, a combined $48 thousand decrease in professional fees and outside services expense, and a $34 thousand decline in costs reimbursed to the Manager and /or affiliates.

The decrease in the provision for credit losses was primarily due to a 2010 reserve relative to an impaired note receivable. There was no such reserve recorded during the first half of 2011. Professional fees and outside services expense declined largely as a result of lower audit-related fees and business development expense. Finally, costs reimbursed to the Manager and/or affiliates declined primarily due to a refinement of allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $1.1 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$730	$763	$894	$1,652
Investing activities	(1,698)	81	(2,582)	158
Financing activities	(965)	(730)	(1,932)	210
Net (decrease) increase in cash and cash equivalents	$(1,933)	$114	$(3,620)	$2,020

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the second quarter of 2011 decreased by $33 thousand as compared to the prior year period, as the improvement in operating results was more than offset by an increase in payments made against liabilities due to affiliates, and a reduction in prepaid rents received. The Company’s improved results were primarily due to the growth in revenues consistent with the period over period growth in revenue-earning assets.

Investing Activities

Cash used in investing activities for the second quarter of 2011 totaled $1.7 million as compared to cash provided by investing activities totaling $81 thousand for the second quarter of 2010, a $1.8 million decline. The net decrease in cash flow was mainly due to an approximate $1.9 million of cash used to acquire operating lease assets offset, in part, by $70 thousand of proceeds from an early termination of a note receivable, a $48 thousand increase in principal payments on direct financing leases and a $34 thousand increase in principal payments received on notes receivable. Principal payments on direct financing leases increased as certain equipment under an operating lease were re-leased as a direct financing lease during the first six months of 2011; and, principal payments on notes receivable increased as a result of new loans funded during the second half of 2010.

Financing Activities

Net cash used in financing activities during the second quarter of 2011 increased by $235 thousand as compared to the prior year period. The entire increase in cash used (decrease in cash flow) represents a pay down of the Company’s non-recourse debt during the second quarter of 2011. Such scheduled payments on the non-recourse debt commenced during the second half of 2010.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the first half of 2011 decreased by $758 thousand as compared to the prior year period. The decrease in cash flow was largely due to an increase in payments made against liabilities related to equipment purchases and costs reimbursable to affiliates, coupled with an increase in accrued billings. These decreases were offset, in part, by improved operating results. The Company’s improved operating results were primarily due to the growth in revenues consistent with the period over period growth in revenue-earning assets.

Investing Activities

Cash used in investing activities for the first half of 2011 totaled $2.6 million as compared to cash provided by investing activities totaling $158 thousand for the first half of 2010, a $2.7 million decline. The net reduction in cash flow was primarily a result of an approximate $3.2 million of cash used to acquire operating lease assets partially offset by $267 thousand of proceeds from an early termination of a note receivable and a combined $180 thousand increase in principal payments received on direct financing leases and notes receivable. Principal payments on direct financing leases increased as certain equipment under an operating lease were re-leased as a direct financing lease during the first six months of 2011; and, principal payments on notes receivable increased as a result of new loans funded during the second half of 2010.

Financing Activities

Net cash used in financing activities during the first half of 2011 totaled $1.9 million as compared to cash provided by financing activities totaling $210 thousand for the first half of 2010, a $2.1 million decrease.

Cash flow declined as the 2010 amount included a $1.7 million settlement of an amount due from an affiliate relative to a December 31, 2009 reassignment of a newly purchased asset. Moreover, an approximate $472 thousand was used to pay down the Company’s non-recourse debt. As previously discussed, such scheduled payments on the non-recourse debt commenced during the second half of 2010.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $15.3 million, 0.21 to 1, and 20.70 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA for the six months ended June 30, 2011 (in thousands):

Net loss – GAAP basis	$(144)
Interest expense	111
Depreciation and amortization	1,916
Amortization of initial direct costs	39
Provision for credit losses	17
Provision for losses on investment in securities	5
Principal payments received on direct financing leases	122
Principal payments received on notes receivable	232
EBITDA (for Credit Facility financial covenant calculation only)	$2,298

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

Non-Recourse Long-Term Debt

As of June 30, 2011 and December 31, 2010, the Company had non-recourse long-term debt totaling $3.3 million and $3.7 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of June 30, 2011. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the June 30, 2011 valuation date. As of June 30, 2011, the value of the Company’s assets, calculated on this basis, was approximately $7.27 per Unit.

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

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through June 30, 2011.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, the Company had commitments to purchase lease assets totaling approximately $1.9 million and to fund investments in notes receivable approximately $1.4 million (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2011

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