Form 10-Q/A
period 2011-06-30
ATEL 12, LLC
filed 2011-08-12
CIK 1394922

Form 10-Q/A
(Amendment No. 1)

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of July 31, 2011 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 10, 2011 (the “Form 10-Q”), is solely to replace, and supersede in its entirety, Exhibit 101 to the Form 10-Q, in order to correct technical errors made by a third party vendor in the production of interactive data initially filed as Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes taken from the Form 10-Q and formatted in XBRL (Extensible Business Reporting Language).

No changes have been made to the Form 10-Q or any Exhibit to the Form 10-Q other than Exhibit 101. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.  Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Definition Link Document

*	Filed as an Exhibit to our original report on form 10-Q filed August 10, 2011
**	Furnished herewith

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011

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

3