Form 10-Q
period 2011-09-30
ATEL 12, LLC
filed 2011-11-14
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of Limited Liability Company Units outstanding as of October 31, 2011 was 2,999,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In Thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,501	$4,765
Due from affiliate	194	—
Accounts receivable, net of allowance for doubtful accounts of $23 at September 30, 2011 and $20 at December 31, 2010	186	111
Notes receivable, net of unearned interest income of $175 and allowance for credit losses of $504 at September 30, 2011 and net of unearned interest income of $360 and allowance for credit losses of $500 at December 31, 2010	869	1,571
Investment in securities	289	167
Investments in equipment and leases, net of accumulated depreciation of $8,389 at September 30, 2011 and $6,683 at December 31, 2010	15,277	15,184
Prepaid expenses and other assets	19	16
Total assets	$18,335	$21,814
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$20	$19
Affiliates	—	160
Accrued distributions to Other Members	231	230
Other	140	667
Non-recourse debt	3,024	3,734
Unearned operating lease income	157	119
Total liabilities	3,572	4,929
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	14,763	16,885
Total Members’ capital	14,763	16,885
Total liabilities and Members’ capital	$18,335	$21,814

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing and lending activities:
Operating leases	$1,181	$979	$3,565	$2,968
Direct financing leases	38	1	106	4
Interest on notes receivable	41	24	123	64
Gain on sales of lease assets and early termination of notes	29	—	32	—
(Loss) gain on sales or dispositions of securities	(1)	—	16	—
Other	48	2	54	12
Total revenues	1,336	1,006	3,896	3,048
Expenses:
Depreciation of operating lease assets	927	844	2,843	2,547
Asset management fees to Managing Member	58	50	182	138
Acquisition expense	2	113	172	113
Cost reimbursements to Managing Member and affiliates	98	104	288	328
(Reversal of provision) provision for credit losses	(10)	—	7	109
Provision for losses on investment in securities	—	—	5	—
Amortization of initial direct costs	17	18	56	59
Interest expense	47	21	158	58
Professional fees	10	14	74	108
Outside services	(42)	34	(25)	69
Other	18	22	69	67
Total operating expenses	1,125	1,220	3,829	3,596
Net income (loss)	$211	$(214)	$67	$(548)
Net income (loss):
Managing Member	$54	$54	$164	$164
Other Members	157	(268)	(97)	(712)
	$211	$(214)	$67	$(548)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.05	$(0.09)	$(0.03)	$(0.24)
Weighted average number of Units outstanding	2,999,482	2,999,482	2,999,482	2,999,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	2,999,482	$20,949	$—	$20,949
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(1,365)	219	(1,146)
Balance December 31, 2010	2,999,482	16,885	—	16,885
Distributions to Other Members ($0.68 per Unit)	—	(2,025)	—	(2,025)
Distributions to Managing Member	—	—	(164)	(164)
Net (loss) income	—	(97)	164	67
Balance September 30, 2011	2,999,482	$14,763	$—	$14,763

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income (loss)	$211	$(214)	$67	$(548)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(29)	—	(32)	—
Depreciation of operating lease assets	927	844	2,843	2,547
Amortization of initial direct costs	17	18	56	59
(Reversal of provision) provision for credit losses	(10)	—	7	109
Provision for losses on investment in securities	—	—	5	—
Loss (gain) on sales or dispositions of securities	1	—	(16)	—
Changes in operating assets and liabilities:
Accounts receivable	(47)	(47)	(78)	39
Prepaid expenses and other assets	(8)	(9)	(3)	(2)
Accounts payable, Managing Member	—	3	1	3
Accounts payable, other	39	25	(527)	(26)
Accrued liabilities, affiliates	(43)	72	(354)	230
Unearned operating lease income	55	41	38	(26)
Net cash provided by operating activities	1,113	733	2,007	2,385
Investing activities:
Purchases of equipment on operating leases	—	—	(3,172)	—
Purchase of securities	(127)	(41)	(127)	(56)
Proceeds from sales of lease assets and early termination of notes	30	75	297	75
Payments of initial direct costs	—	(7)	(31)	(8)
Note receivable advances	—	(668)	—	(668)
Proceeds from sale of securities	16	—	16	—
Principal payments received on direct financing leases	57	5	179	15
Principal payments received on notes receivable	233	58	465	222
Net cash provided by (used in) investing activities	209	(578)	(2,373)	(420)
Financing activities:
Borrowings under non-recourse debt	—	1,473	—	1,473
Repayments under non-recourse debt	(238)	—	(710)	—
Borrowings under acquisition facility	—	—	632	—
Repayments under acquisition facility	—	—	(632)	—
Repayment of amount due from affiliate	—	—	—	1,670
Distributions to Other Members	(674)	(675)	(2,024)	(2,025)
Distributions to Managing Member	(54)	(54)	(164)	(164)
Net cash (used in) provided by financing activities	(966)	744	(2,898)	954
Net increase (decrease) in cash and cash equivalents	356	899	(3,264)	2,919
Cash and cash equivalents at beginning of period	1,145	5,996	4,765	3,976
Cash and cash equivalents at end of period	$1,501	$6,895	$1,501	$6,895
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$49	$20	$156	$57
Cash paid during the period for taxes	$—	$5	$11	$14
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$231	$230	$231	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company“ or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member” or “Manager”), a Nevada limited liability corporation. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of September 30, 2011, cumulative contributions, net of rescissions and/or redemptions, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,999,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the nine months ended September 30, 2011 and 2010, and as of September 30, 2011 and December 31, 2010, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of $5 thousand which reduced the cost basis of the investment. No additional fair value adjustment was recorded at September 30, 2011. At December 31, 2010, fair value adjustments made to impaired securities totaled $356 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the second quarter of 2011, the Company recognized a gain of $17 thousand relative to the net exercise of warrants associated with shares of a venture company. During the third quarter of 2011, the Company disposed of the aforementioned security and recognized a nominal loss.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Company on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Company evaluated the guidance included in 2011-02 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2011, the original terms of the notes receivable are between 17 and 36 months and bear interest at rates ranging from 11% to 18%. The notes are generally secured by the equipment financed. The notes mature from 2011 through 2014.

At December 31, 2010, the Company had a $500 thousand reserve related to an impaired note receivable. Such reserve reduced the net book value of the investment to zero at December 31, 2010. At September 30, 2011, the Company added an additional $4 thousand reserve related to a second impaired note receivable bringing the total amount reserved to $504 thousand.

In addition to the aforementioned impaired notes, three notes with a combined net book value of $196 thousand were on non-accrual status at December 31, 2010 and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $145 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates increase starts at 12.50% and graduate up to 18.00%. Such note was paid in full in September 2011 with amounts received in excess of principal reflected as interest earned.

The two remaining non-accrual notes at December 31, 2010, totaling $51 thousand, were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. As of September 30, 2011, the aforementioned notes continue in non-accrual status and reflect principal balances outstanding of $21 thousand and $24 thousand, respectively. While, as of the same date, such notes were current with respect to their restructured terms, management has determined that a $4 thousand adjustment was necessary to reflect fair value.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of September 30, 2011, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2011	$669
Year ending December 31, 2012	536
2013	326
2014	9
1,540
Less: portion representing unearned interest income	(175)
1,365
Unamortized initial direct costs	8
Less: Reserve for impairment	(504)
Notes receivable, net	$869

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$2	$1	$8	$4
IDC amortization – lease assets	15	17	48	55
Total	$17	$18	$56	$59

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$19	$375	$—	$394
Provision	—	—	1	125	—	126
Balance December 31, 2010	—	—	20	500	—	520
Provision	—	—	3	4	—	7
Balance September 30, 2011	$—	$—	$23	$504	$—	$527

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

September 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$504	$—	$504
Ending balance: individually evaluated for impairment	$504	$—	$504
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,373[1]	$377	$1,750
Ending balance: individually evaluated for impairment	$1,373	$377	$1,750
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $8 of unamortized initial direct costs.

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
Financing receivables:
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

At September 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Pass	$820	$1,415	$377	$58
Special mention	—	—	—	—
Substandard	45	145	—	—
Doubtful	500	500	—	—
Total	$1,365	$2,060	$377	$58

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

As of September 30, 2011 and December 31, 2010, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	545	545	504	545	—
Total	$545	$545	$504	$545	$—

	Impaired Loans
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	500	500	500	500	5
Total	$500	$500	$500	$500	$5

At September 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

September 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$861	$861	$—
Finance leases	—	—	—	—	377	377	—
Total	$—	$—	$—	$—	$1,238	$1,238	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	22	—	—	22	36	58	—
Total	$22	$—	$—	$22	$1,596	$1,618	$—

In addition to the impaired notes with associated reserves discussed in Note 3, three other notes were in non-accrual status at December 31, 2010. One of these notes was paid in full in September 2011. As of September 30, 2011, the two remaining notes remained in non-accrual status and were considered impaired relative to their payment terms. However, as of September 30, 2011 and December 31, 2010, these notes were current with respect to their restructured terms. Nevertheless, at September 30, 2011, management has determined that a $4 thousand adjustment was necessary to reflect fair value.

There were no accounts receivable related to net investments in financing receivables placed in non-accrual status at September 30, 2011 and December 31, 2010.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$14,956	$2,674	$(2,840)	$14,790
Net investment in direct financing leases	58	498	(179)	377
Assets held for sale or lease, net	37	(34)	(3)	—
Initial direct costs, net of accumulated amortization of $144 at September 30, 2011 and $118 at December 31, 2010	133	25	(48)	110
Total	$15,184	$3,163	$(3,070)	$15,277

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2011 and 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $927 thousand and $844 thousand for the respective three months ended September 30, 2011 and 2010, and $2.8 million and $2.5 million for the respective nine months ended September 30, 2011 and 2010.

All of the Company’s leased property was acquired in the years 2008 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance September 30, 2011
Materials handling	$7,030	$653	$(825)	$6,858
Transportation	2,416	2,519	—	4,935
Research	3,796	—	(708)	3,088
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Manufacturing	249	—	—	249
Cleaning & maintenance	79	—	(79)	—
	21,619	3,172	(1,612)	23,179
Less accumulated depreciation	(6,663)	(2,840)	1,114	(8,389)
Total	$14,956	$332	$(498)	$14,790

The average estimated residual value for assets on operating leases was 28% and 25% of the assets’ original cost at September 30, 2011 and December 31, 2010, respectively.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of September 30, 2011, investment in direct financing leases consists of research equipment, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The components of the Company’s investment in direct financing leases as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Total minimum lease payments receivable	$428	$55
Estimated residual values of leased equipment (unguaranteed)	56	8
Investment in direct financing leases	484	63
Less unearned income	(107)	(5)
Net investment in direct financing leases	$377	$58

There were no investments in direct financing leases in non-accrual status at September 30, 2011 and December 31, 2010.

At September 30, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2011	$1,112	$94	$1,206
Year ending December 31, 2012	3,451	297	3,748
2013	2,528	37	2,565
2014	2,027	—	2,027
2015	752	—	752
2016	471	—	471
Thereafter	580	—	580
	$10,921	$428	$11,349

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

During the three and nine months ended September 30, 2011 and 2010, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Administrative costs reimbursed to Managing Member and/or affiliates	$98	$104	$288	$328
Asset management fees to Managing Member and/or affiliates	58	50	182	138
Acquisition and initial direct costs paid to Managing Member and/or affiliates	2	121	198	121
	$158	$275	$668	$587

7. Non-recourse debt:

At September 30, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.11% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2011, gross lease rentals totaled approximately $3.2 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $4.2 million. The notes all mature in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2011	$240	$32	$272
Year ending December 31, 2012	987	100	1,087
2013	1,030	56	1,086
2014	767	14	781
	$3,024	$202	$3,226

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

As of September 30, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	September 30, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2011, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $14.8 million, 0.20 to 1, and 23.92 to 1, respectively, as of September 30, 2011. As such, as of September 30, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2010. During the first quarter of 2011, the Company borrowed $632 thousand, of which the whole amount was repaid during the same quarter. The year-to-date weighted average rate on such borrowings was 3.29%.

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

As of September 30, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, the Company, and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2011, there were no borrowings under the Warehouse Facility. At December 31, 2010, borrowings of $4.8 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million.

9. Commitments:

At September 30, 2011, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $1.9 million and $1.3 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,999,482 Units were issued and outstanding as of September 30, 2011 and December 31, 2010, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distributions	$675	$675	$2,025	$2,025
Weighted average number of Units outstanding	2,999,482	2,999,482	2,999,482	2,999,482
Weighted average distributions per Unit	$0.23	$0.23	$0.68	$0.68

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

At September 30, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at September 30, 2011, the Company measured an impaired note receivable on a non-recurring basis. In addition, at December 31, 2010, the Company measured an impaired investment security at fair value on a non-recurring basis. Such estimates of measurement methodology were as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. At September 30, 2011, the Company deemed a note receivable impaired based upon an independent appraisal of the underlying collateral. Accordingly, the Company recorded a non-recurring adjustment totaling $4 thousand which reduced the cost basis of the note. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There was no incremental impairment to investment securities at September 30, 2011. Year-to-date, the Company had recorded a fair value adjustment of $5 thousand which reduced the cost basis of an investment deemed impaired at June 30, 2011. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$41	$—	$—	$41

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$94	$—	$—	$94

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,501	$1,501	$4,765	$4,765
Notes receivable	869	869	1,571	1,571
Investment in securities	289	289	167	167
Financial liabilities:
Non-recourse debt	3,024	3,062	3,734	3,733

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

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Company had net income of $211 thousand for the third quarter of 2011 as compared to a net loss of $214 thousand for the third quarter of 2010. Results for the third quarter of 2011 reflect an increase in total revenues and a decrease in total operating expenses.

Revenues

Total third quarter 2011 revenues increased by $330 thousand as compared to the prior year period. The increase was primarily due to higher operating lease revenues and increases in other income, direct financing lease revenues, gain on sales of lease assets and early termination of notes, and in interest income on notes receivables.

Operating lease revenues increased by $202 thousand primarily due to income derived from $7.6 million of lease assets acquired since September 30, 2010. Other income increased by $46 thousand largely due to amounts received from a trustee pursuant to the liquidation of assets held by a delinquent borrower. Direct financing lease revenues increased by $37 thousand as certain equipment under operating leases were re-leased as direct financing leases during the first nine months of 2011. Moreover, gain on sales of lease assets and early termination of notes increased by $29 thousand mainly due to a fee associated with the early termination of a note receivable. There were no sales or dispositions of assets during the prior year period. Interest income on notes receivable increased by $17 thousand due to revenues derived from an approximate $1.3 million of loans funded during the second half of 2010.

Expenses

Total expenses for the third quarter of 2011 decreased by $95 thousand, as compared to the prior year period, primarily due to lower acquisition and outside services expenses offset, in part, by higher depreciation and interest expenses.

Acquisition expense declined by $111 thousand primarily due to a period over period decrease in allocated costs related to business development efforts. Outside services expense decreased by $76 thousand largely due to an approximate $54 thousand reimbursement of expenses advanced to facilitate the liquidation of the asset holdings of the aforementioned delinquent borrower.

Partially offsetting the aforementioned decreases in expenses were increases in depreciation expense and interest expense totaling $83 thousand and $26 thousand, respectively. Depreciation expense increased due to an approximate $7.6 million increase in the Company’s lease asset portfolio since September 30, 2010. Interest expense increased mainly due to new non-recourse debt originally obtained during the second half of 2010 to fund the acquisition of certain operating lease assets.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Company had net income of $67 thousand for the first nine months of 2011 as compared to a net loss of $548 thousand for the same period of 2010. Results for the first nine months of 2011 reflect an increase in total revenues offset, in part, by an increase in total operating expenses.

Revenues

Total revenues for the first nine months of 2011 increased by $848 thousand compared to the prior year period. The increase was primarily due to higher lease revenues from both operating and direct financing leases, and increases in interest income on notes receivables, other income and in gain on sales of lease assets and early termination of notes receivable.

Operating lease revenues increased by $597 thousand primarily due to income derived from $7.6 million of lease assets acquired since the end of the third quarter 2010. Direct financing lease revenues increased by $102 thousand as certain equipment under operating leases were re-leased as direct financing leases during the first nine months of 2011. In addition, interest income on notes receivable increased by $59 thousand due to revenues derived from $1.3 million of loans funded during the second half of 2010. Other income increased by $42 thousand primarily due to amounts received from a trustee pursuant to the liquidation of assets held by a delinquent borrower; and, gain on sales of lease assets and early termination of notes increased by $32 thousand mainly due to a $29 thousand fee associated with the early termination of a note receivable. There were no sales or dispositions of assets during the prior year period.

Expenses

Total expenses for the first nine months of 2011 increased by $233 thousand, as compared to the prior year period, primarily due to increases in depreciation, interest and acquisition expenses, and in asset management fees paid to the Manager partially offset by a reduction in the provision for credit losses, and decreases in professional fees and outside services expense, and costs reimbursed to the Manager and/or affiliates.

The increase in depreciation expense totaled $296 thousand and was largely due to an approximate $7.6 million period over period increase in the Company’s lease asset portfolio. Interest expense increased by $100 thousand mainly due to new non-recourse debt originally obtained during the second half of 2010 to fund the acquisition of certain operating lease assets; and, acquisition expense was higher by $59 thousand due to the period over period increase in acquisition activity. An approximate $3.2 million of lease assets were acquired during the first nine months of 2011. By comparison, there were no lease assets purchased during the same period in 2010. Moreover, asset management fees paid to the Manager was higher by $44 thousand largely due to the increase in managed assets and related rents resulting from lease asset purchases.

Partially offsetting the aforementioned increases in expenses was a combined $128 thousand decrease in professional fees and outside services expense, a $102 thousand reduction in the provision for credit losses, and a $40 thousand decline in costs reimbursed to the Manager and /or affiliates.

The decrease in professional fees and outside services expense was largely attributable to lower audit-related fees and business development expense combined with an approximate $54 thousand reimbursement of expenses advanced to facilitate the liquidation of the asset holdings of the aforementioned delinquent borrower. The provision for credit losses declined primarily due to a 2010 reserve relative to an impaired note receivable. By comparison, the impairment reserve recorded during the first nine months of 2011 was nominal. Finally, costs reimbursed to the Manager and/or affiliates declined primarily due to a refinement of allocation methodologies employed by the Managing Member to better allocate costs to the Company based upon its current operations.

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $1.5 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$1,113	$733	$2,007	$2,385
Investing activities	209	(578)	(2,373)	(420)
Financing activities	(966)	744	(2,898)	954
Net increase (decrease) in cash and cash equivalents	$356	$899	$(3,264)	$2,919

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the three months ended September 30, 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, during the prior year period, the Company obtained $1.5 million of non-recourse debt to fund the acquisition of certain operating lease assets.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $728 thousand and $729 thousand for the respective third quarters of 2011 and 2010. In addition, during the third quarter of 2010, $668 thousand was used to fund investments in notes receivable. There was no such funding during the current year period. Cash was also used to partially pay down $238 thousand of debt during the third quarter of 2011; and, to purchase investment securities and pay invoices related to management fees and other payables during both respective third quarters of 2011 and 2010.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $632 thousand and $1.5 million for the respective nine month periods ended September 30, 2011 and 2010 to fund the acquisition of certain operating lease assets.

During the same periods, cash was primarily used to either purchase equipment for long-term operating leases or fund investments in notes receivable. Total equipment purchased amounted to $3.2 million during the first nine months of 2011 as compared to none during the prior year period. By contrast, total loans funded amounted to $668 thousand during first nine months of 2010 as compared to none during the current year period. In addition, cash was used to pay distributions to both the Other Members and the Managing Member, totaling a combined $2.2 million for each of the nine month periods of 2011 and 2010. Cash was also used to partially pay down $1.3 million of debt during the first nine months of 2011; and, to purchase investment securities and pay invoices related to management fees and other payables during both respective nine month period ended September 30, 2011 and 2010.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $14.8 million, 0.20 to 1, and 23.92 to 1, respectively, as of September 30, 2011. As such, as of September 30, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the nine months ended September 30, 2011 (in thousands):

Net income – GAAP basis	$67
Interest expense	158
Depreciation and amortization	2,843
Amortization of initial direct costs	56
Provision for credit losses	7
Provision for losses on investment in securities	5
Principal payments received on direct financing leases	179
Principal payments received on notes receivable	465
EBITDA (for Credit Facility financial covenant calculation only)	$3,780

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

Non-Recourse Long-Term Debt

As of September 30, 2011 and December 31, 2010, the Company had non-recourse long-term debt totaling $3.0 million and $3.7 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through September 30, 2011.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, the Company had commitments to purchase lease assets totaling approximately $1.9 million and to fund investments in notes receivable approximately $1.3 million (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 14, 2011

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