Form 10-K
period 2011-12-31
ATEL 12, LLC
filed 2012-03-09
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2012 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability company. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of December 31, 2011, cumulative contributions, net of rescissions and repurchases, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2011, the Company had purchased equipment with a total acquisition price of $25.1 million. The Company had also loaned $3.0 million for notes receivable secured by various assets.

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

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
IBM Corporation	Research	17%	27%
Newell Rubbermaid, Inc.	Materials handling	13%	18%
Nomac Drilling, LLC	Mining	13%	*
Ryder Integrated Logistics, Inc.	Materials handling	*	12%
Aircraft Service International, Inc.	Transportation	*	10%
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2011 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	31.04%
Transportation	4,934	19.63%
Research	3,963	15.77%
Construction	2,989	11.89%
Mining	2,893	11.51%
Aviation	2,167	8.62%
Other	387	1.54%
	$25,134	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Gas/Coal products	$4,684	18.64%
Business services	3,963	15.77%
Retail	2,903	11.55%
Food products	2,877	11.45%
Rubber/Miscellaneous plastics	2,764	11.00%
Air transportation	2,167	8.62%
Lumber/Wood products	1,680	6.68%
Transportation services	1,644	6.54%
Chemical products	863	3.43%
Industrial machinery	783	3.12%
Other	806	3.20%
	$25,134	100.00%

From inception to December 31, 2011, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense*
Research	$167	$75	$99
Materials handling	78	25	38
	$245	$100	$137
*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Company’s equipment lease portfolio as of December 31, 2011, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2011 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Miscellaneous office equipment	$1,750	58.00%
Computers	599	19.85%
Research	599	19.85%
Other	69	2.30%
	$3,017	100.00%

Industry of Borrower	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Health services	$1,569	52.01%
Business services	578	19.16%
Lab equipment	399	13.23%
Electronics	271	8.98%
Chemicals/Allied products	200	6.62%
	$3,017	100.00%

From inception to December 31, 2011, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Total Payments Received
Miscellaneous office equipment	$1,372	$131	$1,002
Research	200	197	29
Other	69	53	28
	$1,641	$381	$1,059

For further information regarding the Company’s note receivable portfolio as of December 31, 2011, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 898 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2011. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2011 valuation date. As of December 31, 2011, the value of the Company’s assets, calculated on this basis, was approximately $8.73 per Unit.

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

The Company commenced periodic distributions in February 2008. The rate for monthly distributions from 2011 operations was $0.075 per Unit for the period from January through December 2011. Likewise the rate for monthly distributions from 2010 operations was $0.075 per Unit for the period from January through December 2010. The rate for each of the quarterly distributions paid in 2011 and 2010 was $0.225 per Unit.

The following table presents summarized information regarding distributions to Other Members:

	2011	2010
Net loss per Unit, based on weighted average Units outstanding	$(0.02)	$(0.46)
Return of investment	0.92	1.36
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.90	$0.90

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 29, 2008, the Fund made its first investment in a long-term operating lease. As of December 31, 2011, the Company has purchased a total of $25.1 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $3.0 million.

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

Results of Operations

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2011	2010
Gas/Coal	20%	19%
Business services	16%	17%
Transportation	16%	16%
Retail	13%	*
Food products	13%	*
Rubber/Miscellaneous plastics	12%	11%
*	Less than 10%

As previously mentioned, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues during 2011 and 2010 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
IBM Corporation	Research	17%	27%
Newell Rubbermaid, Inc.	Materials handling	13%	18%
Nomac Drilling, LLC	Mining	13%	*
Ryder Integrated Logistics, Inc.	Materials handling	*	12%
Aircraft Service International, Inc.	Transportation	*	10%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired during the period from 2008 to 2011. The utilization percentage of existing assets under lease was 100% and 99% as of December 31, 2011 and 2010, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2011 versus 2010

The Company had net income of $174 thousand for the year ended December 31, 2011 as compared to a net loss of $1.1 million for the prior year. Results for 2011 reflect an increase in total revenues and a decrease in total operating expenses.

Revenues

Total revenues for 2011 increased by $1.1 million compared to the prior year. The increase was primarily due to higher lease revenues from both operating and direct financing leases and an increase in other income.

Operating lease revenues increased by $818 thousand primarily due to income derived from $3.2 million of lease assets acquired during the current year and the incremental revenues derived from the twelve month deployment of $4.5 million of lease assets acquired during the fourth quarter of 2010. Direct financing lease revenues increased by $136 thousand as certain equipment under operating leases were re-leased as direct financing leases during 2011; and, other income increased by $41 thousand primarily due to amounts received from a trustee pursuant to the liquidation of assets held by a delinquent borrower.

Expenses

Total expenses for 2011 were lower by $242 thousand as compared to the prior year. The net decline in expenses was primarily a result of lower provision for losses on investment in securities, reduced provision for credit losses, and decreases in outside services and acquisition expenses offset, in part, by increases in depreciation and interest expenses.

The provision for losses on investment in securities declined by $351 thousand as the 2010 amount included a $356 thousand impairment loss recognized on an equity investment resulting from an approximate 79% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Likewise, the provision for credit losses decreased by $126 thousand as the 2010 amount included an incremental reserve relative to a fully reserved impaired note receivable.

Outside services expense declined by $103 thousand largely due to an approximate $54 thousand reimbursement of expenses advanced to facilitate the liquidation of the asset holdings of the aforementioned delinquent borrower coupled with a year over year decline in expenses related to business development; and, acquisition expense decreased by $96 thousand primarily as a result of the year over year decline in acquisition activity.

Partially offsetting the aforementioned decreases in expenses were increases in depreciation and interest expenses totaling $389 thousand and $106 thousand, respectively. The increase in depreciation expense was largely due to a year over year increase in the Company’s lease asset portfolio; and, the increase in interest expense was mainly due to new non-recourse debt originally obtained during the second half of 2010 to fund the acquisition of certain operating lease assets.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Company’s cash and cash equivalents totaled $1.9 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company has been its cash flow from fixed-term leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$3,280	$3,563
Investing activities	(2,215)	(5,260)
Financing activities	(3,897)	2,486
Net (decrease) increase in cash and cash equivalents	$(2,832)	$789

2011 versus 2010

During 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings totaling $632 thousand and $3.8 million for the respective twelve month periods ended December 31, 2011 and 2010 to fund the acquisition of certain operating lease assets and fund new loans. During 2010, the Company received a $1.7 million payment from an affiliate relative to a December 31, 2009 reassignment of a newly purchased lease asset.

During the same comparative years, cash was primarily used to either purchase equipment for long-term operating leases or fund investments in notes receivable. Total equipment purchased amounted to $3.2 million and $4.5 million during 2011 and 2010, respectively, while loans funded totaled $1.3 million during 2010 as compared to none during the current year. Cash was also used to pay distributions to both the Other Members and the Managing Member, totaling a combined $2.9 million for each of the years 2011 and 2010. In addition, cash was used to partially pay down $1.6 million of debt during 2011; and, to purchase investment securities and pay trade payables and other expenses during both 2011 and 2010.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

Minimum Tangible Net Worth: $7.5 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $14.1 million, 0.20 to 1, and 24.76 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the year ended December 31, 2011 (in thousands):

Net income – GAAP basis	$174
Interest expense	201
Depreciation and amortization	3,722
Amortization of initial direct costs	73
Provision for losses on investment in securities	5
Principal payments received on direct financing leases	241
Principal payments received on notes receivable	561
EBITDA (for Credit Facility financial covenant calculation only)	$4,977

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

Non-Recourse Long-Term Debt

As of December 31, 2011, the Company had non-recourse long-term debt totaling $2.8 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2011. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, the Company had commitments to purchase lease assets totaling approximately $5.0 million and to fund investments in notes receivable totaling approximately $250 thousand (see Note 10, Commitments, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 38.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 9, 2012

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$1,933	$4,765
Accounts receivable, net of allowance for doubtful accounts of $16 at December 31, 2011 and $20 at December 31, 2010	84	111
Notes receivable, net of unearned interest income of $101 and allowance for credit losses of $4 at December 31, 2011 and net of unearned interest income of $360 and allowance for credit losses of $500 at December 31, 2010	771	1,571
Investment in securities	289	167
Investments in equipment and leases, net of accumulated depreciation of $9,206 at December 31, 2011 and $6,683 at December 31, 2010	14,321	15,184
Prepaid expenses and other assets	10	16
Total assets	$17,408	$21,814
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$23	$19
Affiliates	19	160
Accrued distributions to Other Members	230	230
Other	74	667
Non-recourse debt	2,784	3,734
Unearned operating lease income	166	119
Total liabilities	3,296	4,929
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	14,112	16,885
Total Members’ capital	14,112	16,885
Total liabilities and Members’ capital	$17,408	$21,814

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing and lending activities:
Operating leases	$4,740	$3,922
Direct financing leases	142	6
Interest on notes receivable	150	114
Gain on sales of lease assets and early termination of notes	32	1
Gain on sales or dispositions of securities	16	—
Other	60	19
Total revenues	5,140	4,062
Expenses:
Depreciation of operating lease assets	3,722	3,333
Asset management fees to Managing Member	225	189
Acquisition expense	182	278
Cost reimbursements to Managing Member and affiliates	388	435
Provision for credit losses	—	126
Provision for losses on investment in securities	5	356
Amortization of initial direct costs	73	77
Interest expense	201	95
Professional fees	96	142
Outside services	(18)	85
Other	92	92
Total operating expenses	4,966	5,208
Net income (loss)	$174	$(1,146)
Net income (loss):
Managing Member	$219	$219
Other Members	(45)	(1,365)
	$174	$(1,146)
Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.46)
Weighted average number of Units outstanding	2,999,318	2,999,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	2,999,482	$20,949	$—	$20,949
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(1,365)	219	(1,146)
Balance December 31, 2010	2,999,482	16,885	—	16,885
Repurchases of units	(6,000)	(29)	—	(29)
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(45)	219	174
Balance December 31, 2011	2,993,482	$14,112	$—	$14,112

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income (loss)	$174	$(1,146)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(32)	(1)
Depreciation of operating lease assets	3,722	3,333
Amortization of initial direct costs	73	77
Provision for credit losses	—	126
Provision for losses on investment in securities	5	356
Gain on sales or dispositions of securities	(16)	—
Changes in operating assets and liabilities:
Accounts receivable	31	52
Prepaid expenses and other assets	6	2
Accounts payable, Managing Member	4	—
Accounts payable, other	(593)	551
Accrued liabilities, affiliates	(141)	248
Unearned operating lease income	47	(35)
Net cash provided by operating activities	3,280	3,563
Investing activities:
Purchases of equipment on operating leases	(3,172)	(4,456)
Purchase of securities	(127)	(56)
Proceeds from sales of lease assets and early termination of notes	297	185
Proceeds from sale of securities	16	—
Payments of initial direct costs	(31)	(14)
Note receivable advances	—	(1,268)
Principal payments received on direct financing leases	241	21
Principal payments received on notes receivable	561	328
Net cash used in investing activities	(2,215)	(5,260)
Financing activities:
Borrowings under non-recourse debt	—	3,793
Repayments under non-recourse debt	(950)	(59)
Borrowings under acquisition facility	632	—
Repayments under acquisition facility	(632)	—
Repayment of amount due from affiliate	—	1,670
Distributions to Other Members	(2,699)	(2,699)
Distributions to Managing Member	(219)	(219)
Repurchases of Units	(29)	—
Net cash (used in) provided by financing activities	(3,897)	2,486
Net (decrease) increase in cash and cash equivalents	(2,832)	789
Cash and cash equivalents at beginning of year	4,765	3,976
Cash and cash equivalents at end of year	$1,933	$4,765
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$199	$86
Cash paid during the year for taxes	$11	$14
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$230	$230
Distributions payable to Managing Member at year-end	$19	$19

See accompanying notes.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). The Managing Member of the Company is ATEL Associates 12, LLC (the “Managing Member”), a Nevada limited liability company. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of December 31, 2011, cumulative contributions, net of rescissions and repurchases, totaling $30.0 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December, 2011 and 2010, and as of December 31, 2011 and 2010, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of $5 thousand which reduced the cost basis of the investment. No subsequent fair value adjustment was recorded through December 31, 2011. At December 31, 2010, fair value adjustments made to impaired securities totaled $356 thousand.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2011 and 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the second quarter of 2011, the Company recognized a gain of $17 thousand relative to the net exercise of warrants associated with shares of a venture company. During the third quarter of 2011, the Company disposed of the aforementioned security and recognized a nominal loss.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2011 and 2010, the related provision for state income taxes was approximately $12 thousand and $10 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$14,112	$16,885
Tax basis of net assets (unaudited)	15,053	19,204
Difference	$(941)	$(2,319)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net income (loss) per financial statements	$174	$(1,146)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,194)	(903)
Provision for losses and doubtful accounts	(5)	1
Adjustments to revenues / other expenses	288	(14)
Adjustments to gain on sales of assets	19	11
Other	(486)	124
Loss per federal tax return (unaudited)	$(1,204)	$(1,927)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance became effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material effect on the Company’s financial position or results of operations.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2011	2010
Gas/Coal	20%	19%
Business services	16%	17%
Transportation	16%	16%
Retail	13%	*
Food products	13%	*
Rubber/Miscellaneous plastics	12%	11%
*	Less than 10%

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
IBM Corporation	Research	17%	27%
Newell Rubbermaid, Inc.	Materials handling	13%	18%
Nomac Drilling, LLC	Mining	13%	*
Ryder Integrated Logistics, Inc.	Materials handling	*	12%
Aircraft Service International, Inc.	Transportation	*	10%
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2011, the original terms of the notes receivable are between 17 and 36 months and bear interest at rates ranging from 11% to 18%. The notes are generally secured by the equipment financed. The notes mature from 2012 through 2014.

At December 31, 2010, the Company had a $500 thousand reserve related to an impaired note receivable. Such reserve reduced the net book value of the investment to zero. At September 30, 2011, the Company reserved an additional $4 thousand relative to a second impaired note receivable bringing the total amount reserved to $504 thousand. At December, 2011, the fully reserved $500 thousand impaired note was written-off by the Company.

In addition to the aforementioned impaired notes, three notes with a combined net book value of $196 thousand were on non-accrual status at December 31, 2010 and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $145 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates starts at 12.50% and graduate up to 18.00%. Such note was paid in full in September 2011 with amounts received in excess of principal reflected as interest earned.

The two remaining non-accrual notes at December 31, 2010, totaling $51 thousand, were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. As of December 31, 2011, the aforementioned notes continue in non-accrual status and reflect principal balances outstanding of $20 thousand and $24 thousand, respectively. As of the same date, such notes were current with respect to their restructured terms. The Company had previously recorded a $4 thousand adjustment to reflect the fair value of such non-accrual notes at September 30, 2011. No additional fair value adjustment was recorded at December 31, 2011.

As of December 31, 2011, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2012	$536
2013	325
2014	9
870
Less: portion representing unearned interest income	(101)
769
Unamortized initial direct costs	6
Less: Reserve for impairment	(4)
Notes receivable, net	$771

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
IDC amortization – notes receivable	$10	$6
IDC amortization – lease assets	63	71
Total	$73	$77

5. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$19	$375	$—	$394
Provision	—	—	1	125	—	126
Balance December 31, 2010	—	—	20	500	—	520
(Reversal of provision) Provision	—	—	(4)	4	—	—
Charge-offs	—	—	—	(500)	—	(500)
Balance December 31, 2011	$—	$—	$16	$4	$—	$20

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases contracts and notes receivable are applied only against outstanding principal balances.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of December 31, 2011 and 2010 were as follows (in thousands):

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$4	$—	$4
Ending balance: individually evaluated for impairment	$4	$—	$4
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$775[1]	$339	$1,114
Ending balance: individually evaluated for impairment	$775	$339	$1,114
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $6 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$500	$—	$500
Ending balance: individually evaluated for impairment	$500	$—	$500
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,071[2]	$58	$2,129
Ending balance: individually evaluated for impairment	$2,071	$58	$2,129
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $11 of unamortized initial direct costs.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

At December 31, 2011 and 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2011	2010	2011	2010
Pass	$725	$1,415	$339	$58
Special mention	44	—	—	—
Substandard	—	145	—	—
Doubtful	—	500	—	—
Total	$769	$2,060	$339	$58

As of December 31, 2011 and 2010, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	44	44	4	44	—
Total	$44	$44	$4	$44	$—

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

	Impaired Loans
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	500	500	500	500	5
Total	$500	$500	$500	$500	$5

At December 31, 2011 and 2010, investment in financing receivables is aged as follows (in thousands):

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	—	—	—	339	339	—
Total	$—	$—	$—	$—	$1,108	$1,108	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,060	$2,060	$—
Finance leases	22	—	—	22	36	58	—
Total	$22	$—	$—	$22	$2,096	$2,118	$—

In addition to the impaired notes with associated reserves discussed in Note 4, three other notes were in non-accrual status at December 31, 2010. One of these notes was paid in full in September 2011. As of December 31, 2011, the two remaining notes remained in non-accrual status and were considered impaired relative to their payment terms. However, as of December 31, 2011 and 2010, these notes were current with respect to their restructured terms. The Company had previously recorded a $4 thousand adjustment to reflect the fair value of such non-accrual notes at September 30, 2011. No additional fair value adjustment was recorded at December 31, 2011.

There were no accounts receivable related to net investments in financing receivables placed in non-accrual status at December 31, 2011 and 2010.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$14,956	$2,629	$(3,719)	$13,866
Net investment in direct financing leases	58	522	(241)	339
Assets held for sale or lease, net	37	(13)	(3)	21
Initial direct costs, net of accumulated amortization of $159 at December 31, 2011 and $118 at December 31, 2010	133	25	(63)	95
Total	$15,184	$3,163	$(4,026)	$14,321

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2011 and 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $3.7 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively.

All of the Company’s leased property was acquired during the period from 2008 to 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance December 31, 2011
Materials handling	$7,030	$653	$(993)	$6,690
Transportation	2,416	2,519	—	4,935
Research	3,796	—	(708)	3,088
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Manufacturing	249	—	—	249
Cleaning & maintenance	79	—	(79)	—
	21,619	3,172	(1,780)	23,011
Less accumulated depreciation	(6,663)	(3,719)	1,237	(9,145)
Total	$14,956	$(547)	$(543)	$13,866

The average estimated residual value for assets on operating leases was 29% and 25% of the assets’ original cost at December 31, 2011 and 2010, respectively. There were no operating leases in non-accrual status at December 31, 2011 and 2010.

Direct financing leases:

As of December 31, 2011 and 2010, investment in direct financing leases consists of research equipment, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Total minimum lease payments receivable	$369	$55
Estimated residual values of leased equipment (unguaranteed)	58	8
Investment in direct financing leases	427	63
Less unearned income	(88)	(5)
Net investment in direct financing leases	$339	$58

There were no investments in direct financing leases in non-accrual status at December 31, 2011 and 2010.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

At December 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2012	$3,458	$310	$3,768
2013	2,528	49	2,577
2014	2,027	10	2,037
2015	752	—	752
2016	471	—	471
Thereafter	580	—	580
	$9,816	$369	$10,185

7. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments. The Company will be liable for certain future costs to be incurred by the Managing Member to manage the administrative services provided to the Company.

Each of ATEL Financial Services, LLC (“AFS”) and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS.

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

During the years ended December 31, 2011 and 2010, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2011	2010
Administrative costs reimbursed to Managing Member and/or affiliates	$388	$435
Asset management fees to Managing Member and/or affiliates	225	189
Acquisition and initial direct costs paid to Managing Member and/or affiliates	208	293
	$821	$917

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt:

At December 31, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.11% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2011, gross lease rentals totaled approximately $3.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $4.0 million. The notes all mature in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2012	$987	$100	$1,087
2013	1,030	57	1,087
2014	767	14	781
	$2,784	$171	$2,955

9. Borrowing facilities:

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

As of December 31, 2011 and 2010, borrowings under the facility were as follows (in thousands):

	2011	2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(7,476)	(5,345)
Total remaining available under the venture, acquisition and warehouse facilities	$67,524	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $14.1 million, 0.20 to 1, and 24.76 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at December 31, 2010. During the first quarter of 2011, the Company borrowed $632 thousand, of which the whole amount was repaid during the same quarter. The weighted average interest rate on such borrowings was 3.29% in 2011.

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

As of December 31, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, the Company and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $5.6 million and $4.8 million were outstanding under the Warehouse Facility at December 31, 2011 and 2010, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 and 2010 were approximately $661 thousand and $1.1 million, respectively.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

10. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. At December 31, 2011, the Company had commitments to purchase lease assets totaling approximately $5.0 million and to fund investments in notes receivable totaling approximately $250 thousand. These amounts represent contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

11. Guarantees:

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

12. Members’ capital:

A total of 2,993,482 and 2,999,482 Units were issued and outstanding at December 31, 2011 and 2010, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, as defined in the Company’s Operating Agreement, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, additional allocations of income were made to the Manager in 2011 and 2010. The amounts allocated were determined to bring the Manager’s ending capital account balance to zero at the end of each year.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2011 and 2010 were as follows (in thousands, except as to Units and per Unit data):

	2011	2010
Distributions	$2,699	$2,699
Weighted average number of Units outstanding	2,999,318	2,999,482
Weighted average distributions per Unit	$0.90	$0.90

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements:

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

At December 31, 2011 and 2010, the Company had no assets or liabilities that required measurement at fair value on a recurring basis. During the first three quarters of 2011, the Company recorded adjustments to reflect the fair value of impaired notes receivable and impaired investment securities on a non-recurring basis. There were no additional fair value adjustments at December 31, 2011. At December 31, 2010, the Company recorded adjustments to reflect the value of impaired investments securities on a non-recurring basis. Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. At September 30, 2011, the Company deemed a note receivable impaired based upon an independent appraisal of the underlying collateral. Accordingly, the Company recorded a non-recurring adjustment totaling $4 thousand which reduced the cost basis of the note. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. No additional adjustment was deemed necessary at December 31, 2011.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company had recorded a fair value adjustment of $5 thousand which reduced the cost basis of an investment deemed impaired at June 30, 2011. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms. There was no incremental impairment to investment securities at December 31, 2011.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present the fair value measurements of impaired assets measured at fair value on a recurring and non-recurring basis during 2011 and 2010, and the level within the hierarchy in which the fair value measurements fall at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$40	$—	$—	$40
Impaired investment security	15	—	—	15

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment security	$94	$—	$—	$94

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the current market borrowing rates for similar types of borrowing arrangements.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2011 and 2010 (in thousands):

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,933	$1,933	$4,765	$4,765
Notes receivable	771	771	1,571	1,571
Investment in securities	289	289	167	167
Financial liabilities:
Non-recourse debt	2,784	2,819	3,734	3,733

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Associates 12, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, Inc. (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS.

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

Dean L. Cash, age 61, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 12, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2009, $2.7 million of such commissions had either been accrued or paid to ASC. Of that amount, $2.3 million has been re-allowed to other broker/dealers. The Company did not incur any additional selling commissions subsequent to December 31, 2009.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2011 and 2010, the Company incurred audit, audit related and other fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$67	$107
Other fees	3	12
	$70	$119

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

Date: March 9, 2012

ATEL 12, LLC (Registrant)

By: ATEL Associates 12, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board President and Chief Executive Officer of ATEL Associates 12, LLC (Managing Member)

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Associates 12, LLC (Managing Member)	March 9, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)	March 9, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Associates 12, LLC (Managing Member)	March 9, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.