Form 10-Q
period 2012-03-31
ATEL 12, LLC
filed 2012-05-09
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of Limited Liability Company Units outstanding as of April 30, 2012 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,130	$1,933
Accounts receivable, net of allowance for doubtful accounts of $8 at March 31, 2012 and $16 at December 31, 2011	74	84
Notes receivable, net of unearned interest income of $76 and allowance for credit losses of $22 at March 31, 2012 and net of unearned interest income of $101 and allowance for credit losses of $4 at December 31, 2011	648	771
Investment in securities	289	289
Investments in equipment and leases, net of accumulated depreciation of $9,894 at March 31, 2012 and $9,206 at December 31, 2011	13,394	14,321
Prepaid expenses and other assets	8	10
Total assets	$16,543	$17,408
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$18	$23
Affiliates	89	19
Accrued distributions to Other Members	230	230
Other	73	74
Non-recourse debt	2,541	2,784
Unearned operating lease income	181	166
Total liabilities	3,132	3,296
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	13,411	14,112
Total Members’ capital	13,411	14,112
Total liabilities and Members’ capital	$16,543	$17,408

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$1,073	$1,195
Direct financing leases	28	23
Interest on notes receivable	24	46
Gain on sales of lease assets and early termination of notes	—	16
Other	9	2
Total revenues	1,134	1,282
Expenses:
Depreciation of operating lease assets	801	967
Asset management fees to Managing Member	56	63
Acquisition expense	17	148
Cost reimbursements to Managing Member and affiliates	95	94
Provision (reversal of provision) for credit losses	10	(3)
Amortization of initial direct costs	16	20
Interest expense	40	60
Professional fees	41	49
Outside services	5	13
Other	26	25
Total operating expenses	1,107	1,436
Net income (loss)	$27	$(154)
Net income (loss):
Managing Member	$55	$55
Other Members	(28)	(209)
	$27	$(154)
Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.07)
Weighted average number of Units outstanding	2,993,482	2,999,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	2,999,482	$16,885	$—	$16,885
Repurchases of units	(6,000)	(29)	—	(29)
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(45)	219	174
Balance December 31, 2011	2,993,482	14,112	—	14,112
Distributions to Other Members ($0.22 per Unit)	—	(673)	—	(673)
Distributions to Managing Member	—	—	(55)	(55)
Net (loss) income	—	(28)	55	27
Balance March 31, 2012	2,993,482	$13,411	$—	$13,411

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$27	$(154)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	—	(16)
Depreciation of operating lease assets	801	967
Amortization of initial direct costs	16	20
Provision (reversal of provision) for credit losses	10	(3)
Changes in operating assets and liabilities:
Accounts receivable	18	(35)
Prepaid expenses and other assets	2	—
Accounts payable, Managing Member	(5)	7
Accounts payable, other	(1)	(590)
Accrued liabilities, affiliates	70	(30)
Unearned operating lease income	15	(2)
Net cash provided by operating activities	953	164
Investing activities:
Purchases of equipment on operating leases	—	(1,241)
Proceeds from sales of lease assets and early termination of notes	42	197
Payments of initial direct costs	—	(29)
Principal payments received on direct financing leases	70	69
Principal payments received on notes receivable	103	120
Net cash provided by (used in) investing activities	215	(884)
Financing activities:
Repayments under non-recourse debt	(243)	(237)
Borrowings under acquisition facility	—	632
Repayments under acquisition facility	—	(632)
Distributions to Other Members	(673)	(675)
Distributions to Managing Member	(55)	(55)
Net cash used in financing activities	(971)	(967)
Net increase (decrease) in cash and cash equivalents	197	(1,687)
Cash and cash equivalents at beginning of period	1,933	4,765
Cash and cash equivalents at end of period	$2,130	$3,078
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$41	$55
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230
Distributions payable to Managing Member at period-end	$19	$19

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

As of March 31, 2012, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2012 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2012 and 2011, and as of March 31, 2012 and December 31, 2011, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustments were deemed necessary for each of the three-month periods ended March 31, 2012 and 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

beginning after December 15, 2011 and shall be applied prospectively. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2012, the original terms of the notes receivable are between 17 and 36 months and bear interest at rates ranging from 11.26% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2012 through 2014.

The Company had two notes in non-accrual status at March 31, 2012 and December 31, 2011. Both notes were originally placed in non-accrual status in 2010, at which time, their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. As of March 31, 2012, the aforementioned notes reflect principal balances outstanding of $18 thousand and $21 thousand, respectively. As of the same date, such notes were current with respect to their restructured terms. However, the Company deemed it necessary to record an $18 thousand fair value adjustment at March 31, 2012 to reflect the fair value of the non-accrual notes. Such fair value adjustment was in addition to a $4 thousand adjustment previously recorded at September 30, 2011. The Company applied all payments received to the outstanding principal balances of these notes and will continue to do so until the balances are paid or accrual status is reinstated.

As of March 31, 2012, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2012	$408
Year ending December 31, 2013	325
2014	9
742
Less: portion representing unearned interest income	(76)
666
Unamortized initial direct costs	4
Less: Reserve for impairment	(22)
Notes receivable, net	$648

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
IDC amortization – notes receivable	$2	$3
IDC amortization – lease assets	14	17
Total	$16	$20

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$20	$500	$—	$520
(Reversal of provision) provision	—	—	(4)	4	—	—
Charge-offs	—	—	—	(500)	—	(500)
Balance December 31, 2011	—	—	16	4	—	20
(Reversal of provision) provision	—	—	(8)	18	—	10
Balance March 31, 2012	$—	$—	$8	$22	$—	$30

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

March 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$22	$—	$22
Ending balance: individually evaluated for impairment	$22	$—	$22
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$670[1]	$269	$939
Ending balance: individually evaluated for impairment	$670	$269	$939
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$4	$—	$4
Ending balance: individually evaluated for impairment	$4	$—	$4
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$775[2]	$339	$1,114
Ending balance: individually evaluated for impairment	$775	$339	$1,114
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $6 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

At March 31, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$627	$725	$269	$339
Special mention	—	44	—	—
Substandard	—	—	—	—
Doubtful	39	—	—	—
Total	$666	$769	$269	$339

As of March 31, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	39	39	22	42	—
Total	$39	$39	$22	$42	$—

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	44	44	4	44	—
Total	$44	$44	$4	$44	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

March 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$666	$666	$—
Finance leases	—	22	—	22	247	269	—
Total	$—	$22	$—	$22	$913	$935	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	—	—	—	339	339	—
Total	$—	$—	$—	$—	$1,108	$1,108	$—

As of March 31, 2012 and December 31, 2011, the Company had two notes in non-accrual status which were considered impaired relative to their payment terms. However, as of the same dates, these notes were current with respect to their restructured terms. The Company had previously recorded a $4 thousand adjustment to reflect the fair value of such non-accrual notes at September 30, 2011. An additional $18 thousand fair value adjustment was recorded at March 31, 2012.

There were no accounts receivable related to net investments in financing receivables placed in non-accrual status at March 31, 2012 and December 31, 2011.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$13,866	$(31)	$(801)	$13,034
Net investment in direct financing leases	339	—	(70)	269
Assets held for sale or lease, net	21	(11)	—	10
Initial direct costs, net of accumulated amortization of $148 at March 31, 2012 and $159 at December 31, 2011	95	—	(14)	81
Total	$14,321	$(42)	$(885)	$13,394

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2012 and 2011.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $801 thousand and $967 thousand for the respective three months ended March 31, 2012 and 2011.

All of the Company’s leased property was acquired in the years 2008 through 2011.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Materials handling	$6,690	$—	$(114)	$6,576
Transportation	4,935	—	—	4,935
Research	3,088	—	—	3,088
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Manufacturing	249	—	—	249
	23,011	—	(114)	22,897
Less accumulated depreciation	(9,145)	(801)	83	(9,863)
Total	$13,866	$(801)	$(31)	$13,034

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both March 31, 2012 and December 31, 2011. There were no operating leases in non-accrual status at March 31, 2012 and December 31, 2011.

Direct financing leases:

As of March 31, 2012, investment in direct financing leases consists of research equipment, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The components of the Company’s investment in direct financing leases as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$270	$369
Estimated residual values of leased equipment (unguaranteed)	58	58
Investment in direct financing leases	328	427
Less unearned income	(59)	(88)
Net investment in direct financing leases	$269	$339

There were no investments in direct financing leases in non-accrual status at March 31, 2012 and December 31, 2011.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At March 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$2,362	$211	$2,573
Year ending December 31, 2013	2,528	49	2,577
2014	2,027	10	2,037
2015	752	—	752
2016	471	—	471
Thereafter	580	—	580
	$8,720	$270	$8,990

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

During the three months ended March 31, 2012 and 2011, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Administrative costs reimbursed to Managing Member and/or affiliates	$95	$94
Asset management fees to Managing Member and/or affiliates	56	63
Acquisition and initial direct costs paid to Managing Member and/or affiliates	17	173
	$168	$330

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.11% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2012, gross lease rentals totaled approximately $2.7 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $3.8 million. The notes all mature in 2014.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2012	$744	$71	$815
Year ending December 31, 2013	1,030	57	1,087
2014	767	14	781
	$2,541	$142	$2,683

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012. Negotiations are currently in process of extending the facility at $60 million through June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of March 31, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	March 31, 2012	December 31, 2011
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	—	(7,476)
Total remaining available under the venture, acquisition and warehouse facilities	$75,000	$67,524

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $13.4 million, 0.19 to 1, and 26.68 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2012. During the first quarter of 2011, the Company borrowed $632 thousand, of which the whole amount was repaid during the same quarter. The weighted average rate on such borrowings was 3.25% during the first three months of 2011.

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

As of March 31, 2012, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, the Company, and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $661 thousand.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

9. Commitments:

At March 31, 2012, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $2.6 million and $500 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of March 31, 2012 and December 31, 2011, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2012	2011
Distributions	$673	$675
Weighted average number of Units outstanding	2,993,482	2,999,482
Weighted average distributions per Unit	$0.22	$0.23

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

At March 31, 2012 and December 31, 2011, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

During the first quarter of 2012, the Company recorded non-recurring adjustments to reflect the fair value of impaired notes receivable at March 31, 2012. During the first three quarters of 2011, the Company recorded non-recurring adjustments to impaired notes receivable and investment securities. Amounts at December 31, 2011 reflect the fair value of the then existing impaired assets.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. At March 31, 2012, the Company recorded an additional $18 thousand fair value adjustment which further reduced the cost basis of certain impaired notes. The Company originally deemed such notes impaired in 2011 and had previously recorded a $4 thousand non-recurring adjustment at September 30, 2011. Such adjustments were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. No additional adjustment was deemed necessary at December 31, 2011.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its securities portfolio, no fair value adjustments were deemed necessary for the three months ended March 31, 2012. At June 30, 2011, the Company had recorded a fair

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

value adjustment of $5 thousand which reduced the cost basis of an investment deemed impaired at June 30, 2011. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms. There was no incremental impairment to investment securities at December 31, 2011.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$17	$—	$—	$17

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$40	$—	$—	$40
Impaired investment security	15	—	—	15

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:	$2,130	$2,130	$—	$—	$2,130
Cash and cash equivalents	648	—	—	648	648
Notes receivable, net	289	—	—	289	289
Investment in securities
Financial liabilities:	2,541	—	—	2,568	2,568
Non-recourse debt

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,933	$1,933
Notes receivable, net	771	771
Investment in securities	289	289
Financial liabilities:
Non-recourse debt	2,784	2,819

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

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Company had net income of $27 thousand for the first quarter of 2012 as compared to a net loss of $154 thousand for the first quarter of 2011. Results for the first quarter of 2012 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total first quarter 2012 revenues decreased by $148 thousand as compared to the prior year period. The decrease was primarily due to reductions in operating lease revenues, interest income earned on the Company’s notes receivable, and gain on sales of lease assets and early termination of notes.

The decrease in operating lease revenues totaled $122 thousand and was largely a result of run-off and sales of lease assets. Likewise, interest income on notes receivable declined by $22 thousand primarily due to run-off of the notes receivable portfolio. Gain on sales of lease assets and early termination of notes declined by $16 thousand due to an early termination of a certain note during the first quarter of 2011. There were no early terminations of notes or gains on sales of lease assets during the current year period.

Expenses

Total expenses for the first quarter of 2012 decreased by $329 thousand as compared to the prior year period, primarily due to lower depreciation, acquisition and interest expenses.

The decrease in depreciation expense totaled $166 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense was reduced by $131 thousand due to the absence of acquisition activity during the current year period. An approximate $1.2 million of lease assets were acquired during the first quarter of 2011. Moreover, interest expense decreased by $20 thousand mainly due to the $956 thousand decline in outstanding debt.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $2.1 million and $1.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$953	$164
Investing activities	215	(884)
Financing activities	(971)	(967)
Net increase (decrease) in cash and cash equivalents	$197	$(1,687)

The three months ended March 31, 2012 versus the three months ended March 31, 2011

During the three months ended March 31, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $42 thousand and $197 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the first quarters of 2012 and 2011, respectively. During the prior year period, the Company utilized borrowings totaling $632 thousand.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $728 thousand and $730 thousand for the respective first quarters of 2012 and 2011. Cash was also used to partially pay down $243 thousand and $869 thousand of debt during the respective first quarters of 2012 and 2011. During the first quarter of 2011, the Company used $1.2 million to purchase lease assets. There were no such purchases during the current year quarter.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $13.4 million, 0.19 to 1, and 26.68 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the three months ended March 31, 2012 (in thousands):

Net income – GAAP basis	$27
Interest expense	40
Depreciation and amortization	801
Amortization of initial direct costs	16
Provision for credit losses	10
Principal payments received on direct finance leases	70
Principal payments received on notes receivable	103
EBITDA (for Credit Facility financial covenant calculation only)	$1,067

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

Non-Recourse Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company had non-recourse long-term debt totaling $2.5 million and $2.8 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through March 31, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, the Company had commitments to purchase lease assets totaling approximately $2.6 million and to fund investments in notes receivable approximately $500 thousand (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding relevant recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 9, 2012

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