Form 10-Q
period 2012-06-30
ATEL 12, LLC
filed 2012-08-13
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Liability Company Units outstanding as of July 31, 2012 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,261	$1,933
Accounts receivable, net of allowance for doubtful accounts of $8 at June 30, 2012 and $16 at December 31, 2011	38	84
Notes receivable, net of unearned interest income of $97 and allowance for credit losses of $49 at June 30, 2012 and net of unearned interest income of $101 and allowance for credit losses of $4 at December 31, 2011	744	771
Investment in securities	289	289
Investments in equipment and leases, net of accumulated depreciation of $10,167 at June 30, 2012 and $9,206 at December 31, 2011	14,910	14,321
Prepaid expenses and other assets	32	10
Total assets	$17,274	$17,408
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$11	$23
Affiliates	41	19
Accrued distributions to Other Members	230	230
Other	113	74
Non-recourse debt	4,211	2,784
Unearned operating lease income	132	166
Total liabilities	4,738	3,296
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,536	14,112
Total Members’ capital	12,536	14,112
Total liabilities and Members’ capital	$17,274	$17,408

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$1,101	$1,189	$2,174	$2,384
Direct financing leases	22	45	50	68
Interest on notes receivable	21	36	45	82
(Loss) gain on sales of lease assets and early termination of notes	(55)	(13)	(55)	3
Gain on sales or dispositions of securities	—	17	—	17
Other	4	4	13	6
Total revenues	1,093	1,278	2,227	2,560
Expenses:
Depreciation of operating lease assets	844	949	1,645	1,916
Asset management fees to Managing Member	51	61	107	124
Acquisition expense	91	22	108	170
Cost reimbursements to Managing Member and affiliates	93	96	188	190
Provision for credit losses	27	20	37	17
Provision for losses on investment in securities	—	5	—	5
Amortization of initial direct costs	14	19	30	39
Interest expense	45	51	85	111
Professional fees	17	15	58	64
Outside services	22	4	27	17
Other	36	26	62	51
Total operating expenses	1,240	1,268	2,347	2,704
Net (loss) income	$(147)	$10	$(120)	$(144)
Net income (loss):
Managing Member	$54	$55	$109	$110
Other Members	(201)	(45)	(229)	(254)
	$(147)	$10	$(120)	$(144)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.02)	$(0.08)	$(0.08)
Weighted average number of Units outstanding	2,993,482	2,999,482	2,993,482	2,999,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	2,999,482	$16,885	$—	$16,885
Repurchases of units	(6,000)	(29)	—	(29)
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(45)	219	174
Balance December 31, 2011	2,993,482	14,112	—	14,112
Distributions to Other Members ($0.45 per Unit)	—	(1,347)	—	(1,347)
Distributions to Managing Member	—	—	(109)	(109)
Net (loss) income	—	(229)	109	(120)
Balance June 30, 2012	2,993,482	$12,536	$—	$12,536

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net (loss) income	$(147)	$10	$(120)	$(144)
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	55	13	55	(3)
Depreciation of operating lease assets	844	949	1,645	1,916
Amortization of initial direct costs	14	19	30	39
Provision for credit losses	27	20	37	17
Provision for losses on investment in securities	—	5	—	5
Gain on sales or dispositions of securities	—	(17)	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	36	4	54	(31)
Prepaid expenses and other assets	(24)	5	(22)	5
Accounts payable, Managing Member	(7)	(6)	(12)	1
Accounts payable, other	40	24	39	(566)
Accrued liabilities, affiliates	(48)	(281)	22	(311)
Unearned operating lease income	(49)	(15)	(34)	(17)
Net cash provided by operating activities	741	730	1,694	894
Investing activities:
Purchases of equipment on operating leases	(2,606)	(1,931)	(2,606)	(3,172)
Proceeds from sales of lease assets and early termination of notes	114	70	156	267
Payments of initial direct costs	(2)	(2)	(2)	(31)
Principal payments received on direct financing leases	64	53	134	122
Note receivable advances	(250)	—	(250)	—
Principal payments received on notes receivable	128	112	231	232
Net cash used in investing activities	(2,552)	(1,698)	(2,337)	(2,582)
Financing activities:
Borrowings under non-recourse debt	2,021	—	2,021	—
Repayments under non-recourse debt	(351)	(235)	(594)	(472)
Borrowings under acquisition facility	1,500	—	1,500	632
Repayments under acquisition facility	(1,500)	—	(1,500)	(632)
Distributions to Other Members	(674)	(675)	(1,347)	(1,350)
Distributions to Managing Member	(54)	(55)	(109)	(110)
Net cash provided by (used in) financing activities	942	(965)	(29)	(1,932)
Net decrease in cash and cash equivalents	(869)	(1,933)	(672)	(3,620)
Cash and cash equivalents at beginning of period	2,130	3,078	1,933	4,765
Cash and cash equivalents at end of period	$1,261	$1,145	$1,261	$1,145

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$46	$52	$87	$107
Cash paid during the period for taxes	$18	$11	$18	$11
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19
Securities acquired through net exercise of warrants	$—	$17	$—	$17

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

As of June 30, 2012, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

occurred after June 30, 2012 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three and six months ended June 30, 2012 and 2011, and as of June 30, 2012 and December 31, 2011, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2012. By comparison, a fair value adjustment totaling $5 thousand was recorded for the three and six months ended June 30, 2011, which reduced the cost basis of certain investments deemed impaired at June 30, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net (loss) income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2012, the terms of the notes receivable are 17 to 36 months and bear interest at rates ranging from 11.26% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2012 through 2015.

The Company had two notes in continued non-accrual status at June 30, 2012 and December 31, 2011. Both notes were originally placed in non-accrual status in 2010, at which time their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. During the period from April 1, 2012 through the quarter end, the interest only payment arrangement was continued pending a final resolution of the notes or a further restructuring of their terms. As of June 30, 2012, the aforementioned notes reflect principal balances outstanding of $17 thousand and $20 thousand, respectively. The Company had previously accumulated $22 thousand of adjustments to reflect the fair value of the non-accrual notes. No incremental adjustment was recorded at June 30, 2012. The Company applied all payments received to the outstanding principal balances of these notes and will continue to do so until the balances are paid or accrual status is reinstated.

At June 30, 2012, the Company deemed an additional note to be impaired and recorded a fair value adjustment of $27 thousand, which reduced the cost basis of the impaired note to $98 thousand.

As of June 30, 2012, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2012	$332
Year ending December 31, 2013	423
2014	107
2015	24
886
Less: portion representing unearned interest income	(97)
789
Unamortized initial direct costs	4
Less: Reserve for impairment	(49)
Notes receivable, net	$744

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$1	$3	$3	$6
IDC amortization – lease assets	13	16	27	33
Total	$14	$19	$30	$39

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$20	$500	$—	$520
(Reversal of provision) provision	—	—	(4)	4	—	—
Charge-offs	—	—	—	(500)	—	(500)
Balance December 31, 2011	—	—	16	4	—	20
(Reversal of provision) provision	—	—	(8)	45	—	37
Balance June 30, 2012	$—	$—	$8	$49	$—	$57

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

June 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$49	$—	$49
Ending balance: individually evaluated for impairment	$49	$—	$49
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$793 [1]	$202	$995
Ending balance: individually evaluated for impairment	$793	$202	$995
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$4	$—	$4
Ending balance: individually evaluated for impairment	$4	$—	$4
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$775 [2]	$339	$1,114
Ending balance: individually evaluated for impairment	$775	$339	$1,114
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $6 of unamortized initial direct costs.

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

At June 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$627	$725	$202	$339
Special mention	—	44	—	—
Substandard	162	—	—	—
Doubtful	—	—	—	—
Total	$789	$769	$202	$339

As of June 30, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	162	162	49	103	—
Total	$162	$162	$49	$103	$—

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	44	44	4	44	—
Total	$44	$44	$4	$44	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$789	$789	$—
Finance leases	—	20	—	20	182	202	—
Total	$—	$20	$—	$20	$971	$991	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	—	—	—	339	339	—
Total	$—	$—	$—	$—	$1,108	$1,108	$—

As of June 30, 2012 and December 31, 2011, the Company had two notes in non-accrual status which were considered impaired relative to their payment terms. As of the same dates, these notes were however current with respect to their restructured terms. The Company had previously accumulated $22 thousand of adjustments to reflect the fair value of such non-accrual notes. No incremental adjustment was recorded at June 30, 2012. At June 30, 2012, the Company deemed an additional note to be impaired and recorded a fair value adjustment of $27 thousand, which reduced the cost basis of such impaired note.

There were no accounts receivable related to net investments in financing receivables placed in non-accrual status at June 30, 2012 and December 31, 2011.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$13,866	$1,584	$(1,645)	$13,805
Net investment in direct financing leases	339	(3)	(134)	202
Assets held for sale or lease, net	21	814	—	835
Initial direct costs, net of accumulated amortization of $130 at June 30, 2012 and $159 at December 31, 2011	95	—	(27)	68
Total	$14,321	$2,395	$(1,806)	$14,910

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2012 and 2011.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $844 thousand and $949 thousand for the respective three months ended June 30, 2012 and 2011, and $1.6 million and $1.9 million for the respective six months ended June 30, 2012 and 2011.

All of the Company’s leased property was acquired in the years 2008 through 2012.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Materials handling	$6,690	$—	$(810)	$5,880
Transportation	4,935	—	—	4,935
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Manufacturing	249	2,606	—	2,855
Aviation	2,167	—	—	2,167
Research	3,088	—	(3,088)	—
	23,011	2,606	(3,898)	21,719
Less accumulated depreciation	(9,145)	(1,645)	2,876	(7,914)
Total	$13,866	$961	$(1,022)	$13,805

The average estimated residual value for assets on operating leases was 28% and 29% of the assets’ original cost at June 30, 2012 and December 31, 2011, respectively. There were no operating leases in non-accrual status at June 30, 2012 and December 31, 2011.

Direct financing leases:

As of June 30, 2012, investment in direct financing leases consists of research equipment, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The components of the Company’s investment in direct financing leases as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$185	$369
Estimated residual values of leased equipment (unguaranteed)	55	58
Investment in direct financing leases	240	427
Less unearned income	(38)	(88)
Net investment in direct financing leases	$202	$339

There were no investments in direct financing leases in non-accrual status at June 30, 2012 and December 31, 2011.

At June 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December31, 2012	$1,816	$126	$1,942
Year ending December 31, 2013	3,194	49	3,243
2014	2,683	10	2,693
2015	1,080	—	1,080
2016	471	—	471
2017	471	—	471
Thereafter	109	—	109
	$9,824	$185	$10,009

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

During the three and six months ended June 30, 2012 and 2011, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Administrative costs reimbursed to Managing Member and/or affiliates	$93	$96	$188	$190
Asset management fees to Managing Member and/or affiliates	51	61	107	124
Acquisition and initial direct costs paid to Managing Member and/or affiliates	93	23	110	196
	$237	$180	$405	$510

7. Non-recourse debt:

At June 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.78% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2012, gross lease rentals totaled approximately $4.4 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $6.1 million. The notes mature at various dates from 2014 through 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral,

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2012	$811	$61	$872
Year ending December 31, 2013	1,663	80	1,743
2014	1,411	25	1,436
2015	326	2	328
	$4,211	$168	$4,379

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of June 30, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	June 30, 2012	December 31, 2011
Total available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(2,307)	(7,476)
Total remaining available under the venture, acquisition and warehouse facilities	$57,693	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $12.5 million, 0.34 to 1, and 26.98 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2012 and 2011. During the second quarter of 2012, the Company borrowed and repaid $1.5 million. The weighted average rate on such borrowings was 0.82% and 3.29% for the three and six months ended June 30, 2012. During the first quarter of 2011, the Company borrowed and repaid $632 thousand. There were no borrowings during the second quarter of 2011. The weighted average rate on borrowings was 3.27% during the first six months of 2011.

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

As of June 30, 2012, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, the Company, ATEL 14, LLC, and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $2.3 million and $5.6 million were outstanding under the Warehouse Facility as of June 30, 2012 and December 31, 2011, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at June 30, 2012 and December 31, 2011 was $238 thousand and $661 thousand, respectively.

9. Commitments:

At June 30, 2012, there were commitments to fund investments in notes receivable totaling approximately $783 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Guarantees: - (continued)

Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

11. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of June 30, 2012 and December 31, 2011, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributions	$674	$675	$1,347	$1,350
Weighted average number of Units outstanding	2,993,482	2,999,482	2,993,482	2,999,482
Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.45

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

At June 30, 2012 and December 31, 2011, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

During the first two quarters of 2012, the Company recorded non-recurring adjustments to reflect the fair value of impaired notes receivable. During the first two quarters of 2011, the Company recorded a non-recurring adjustment to an impaired investment security. Additional non-recurring adjustments were subsequently recorded through December 31, 2011 to reflect the fair value of impaired notes receivable. Amounts at both June 30, 2012 and December 31, 2011 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. During the first six months of 2012, the Company recorded $45 thousand of adjustments to reflect the fair value of three impaired notes. Of such amount, $27 thousand was recorded in the second quarter of 2012 to reduce the cost basis of a note deemed impaired at June 30, 2012. The Company originally deemed the other two notes impaired in 2011 and had previously recorded $4 thousand of adjustments through December 2011. Such adjustments were non-recurring and were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its securities portfolio, no fair value adjustments were deemed necessary for the first six months of 2012. During the second quarter of 2011, the Company had recorded a fair value adjustment of $5 thousand which reduced the cost basis of an investment deemed impaired at June 30, 2011. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms. There was no incremental impairment to investment securities through December 31, 2011.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$113	$—	$—	$113

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable	$40	$—	$—	$40
Impaired investment security	15	—	—	15

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,261	$1,261	$—	$—	$1,261
Notes receivable, net	744	—	—	744	744
Investment in securities	289	—	—	289	289
Financial liabilities:
Non-recourse debt	4,211	—	—	4,224	4,224

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,933	$1,933
Notes receivable, net	771	771
Investment in securities	289	289
Financial liabilities:
Non-recourse debt	2,784	2,819

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

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Company had a net loss of $147 thousand for the second quarter of 2012 as compared to net income of $10 thousand for the second quarter of 2011. Results for the second quarter of 2012 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total second quarter 2012 revenues decreased by $185 thousand as compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues, an increase in losses on sales of lease assets and early termination of notes, and a reduction in direct financing lease revenues.

The decrease in operating lease revenues totaled $88 thousand and was largely a result of run-off and sales of lease assets offset, in part, by income derived from three new leases which commenced during the current period. Losses on sales of lease assets and early termination of notes were higher by $42 thousand largely due to the period over period change in mix of assets sold; and, direct financing lease revenue declined by $23 thousand mainly due to run-off of the portfolio.

Expenses

Total expenses for the second quarter of 2012 decreased by $28 thousand as compared to the prior year period, primarily due to a decline in depreciation expense offset, in part, by an increase in acquisition costs.

The decrease in depreciation expense totaled $105 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense increased by $69 thousand as a result of the increase in loan and lease origination activity during the current year quarter.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Company had net losses of $120 thousand and $144 thousand for the first six months of 2012 and 2011, respectively. Results for the first six months of 2012 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2012 decreased by $333 thousand compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues, losses realized on sales of lease assets and early termination of notes, and a reduction in interest income earned on the Company’s notes receivable.

The decrease in operating lease revenues totaled $210 thousand and was largely a result of run-off and sales of lease assets. Losses realized on sales of lease assets and early termination of notes totaled $55 thousand during the current year period as compared to a $3 thousand gain realized during the prior year period. The $58 thousand unfavorable variance was largely due to the period over period change in mix of assets sold. Interest income on notes receivable was reduced by $37 thousand primarily due to run-off of the notes receivable portfolio.

Expenses

Total expenses for the first half of 2012 decreased by $357 thousand as compared to the prior year period, primarily due to lower depreciation, acquisition and interest expenses offset, in part, by an increase in provision for credit losses.

The decrease in depreciation expense totaled $271 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense was reduced by $62 thousand due to the period over period decrease in lease and loan origination activity; and, interest expense decreased by $26 thousand largely due to the decline in outstanding debt until May 30, 2012 when the Company acquired $2.0 million of additional non-recourse debt.

Partially offsetting the aforementioned decreases in expenses was a $20 thousand increase in the provision for credit losses. The increase in the provision for credit losses primarily reflects a $27 thousand second quarter 2012 fair value adjustment made to a note receivable deemed impaired at June 30, 2012. The adjustment reduced the cost basis of the impaired note.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $1.3 million and $1.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$741	$730	$1,694	$894
Investing activities	(2,552)	(1,698)	(2,337)	(2,582)
Financing activities	942	(965)	(29)	(1,932)
Net decrease in cash and cash equivalents	$(869)	$(1,933)	$(672)	$(3,620)

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $2.0 million during the current year period, and realized $114 thousand and $70 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the second quarters of 2012 and 2011, respectively.

The primary use of cash during the three months ended June 30, 2012 and 2011 was to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $2.6 million and $1.9 million for the respective three months ended June 30, 2012 and 2011, and funded investments in notes receivable totaling $250 thousand during the three-month period ending June 30, 2012. There were no notes funded during the prior year period.

In addition, cash was used to pay distributions to both Other Members and the Managing Member, totaling a combined $728 thousand and $730 thousand for the respective second quarters of 2012 and 2011, and to partially pay down $351 thousand and $235 thousand of debt during the respective second quarters of 2012 and 2011. During the prior year period, cash was also used to pay down liabilities primarily related to costs reimbursable to affiliates.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the six months ended June 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $3.5 million and $632 thousand for the respective first six months of 2012 and 2011, and realized $156 thousand and $267 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the same comparative periods.

The primary use of cash during the six months ended June 30, 2012 and 2011 was to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $2.6 million and $3.2 million for the respective six months ended June 30, 2012 and 2011, and funded investments in notes receivable totaling $250 thousand during the six-month period ending June 30, 2012. There were no notes funded during the prior year period.

In addition, cash was used to partially pay down $2.1 million and $1.1 million of debt during the first six months of 2012 and 2011, respectively, and to pay distributions to both Other Members and the Managing Member, totaling a combined $1.5 million for each of the first six months of 2012 and 2011. During the prior year period, cash was also used to pay down liabilities related to equipment purchases and costs reimbursable to affiliates.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $12.5 million, 0.34 to 1, and 26.98 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2012 (in thousands):

Net income – GAAP basis	$198
Interest expense	175
Depreciation and amortization	3,451
Amortization of initial direct costs	64
Provision for credit losses	20
Principal payments received on direct financing leases	253
Principal payments received on notes receivable	560
EBITDA (for Credit Facility financial covenant calculation only)	$4,721

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

Non-Recourse Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company had non-recourse long-term debt totaling $4.2 million and $2.8 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through June 30, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, the Company had commitments to fund investments in notes receivable totaling approximately $783 thousand (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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