Form 10-Q
period 2012-09-30
ATEL 12, LLC
filed 2012-11-13
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Liability Company Units outstanding as of October 31, 2012 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$466	$1,933
Accounts receivable, net of allowance for doubtful accounts of $19 at September 30, 2012 and $16 at December 31, 2011	93	84
Notes receivable, net of unearned interest income of $192 and allowance for credit losses of $49 at September 30, 2012 and net of unearned interest income of $101 and allowance for credit losses of $4 at December 31, 2011	1,308	771
Investment in securities	289	289
Investments in equipment and leases, net of accumulated depreciation of $10,182 at September 30, 2012 and $9,206 at December 31, 2011	14,013	14,321
Prepaid expenses and other assets	43	10
Total assets	$16,212	$17,408
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$6	$23
Affiliates	30	19
Accrued distributions to Other Members	230	230
Other	100	74
Non-recourse debt	3,807	2,784
Unearned operating lease income	130	166
Total liabilities	4,303	3,296
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,909	14,112
Total Members’ capital	11,909	14,112
Total liabilities and Members’ capital	$16,212	$17,408

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$1,033	$1,181	$3,207	$3,565
Direct financing leases	42	38	92	106
Interest on notes receivable	42	41	87	123
(Loss) gain on sales of lease assets and early termination of notes	(33)	29	(88)	32
(Loss) gain on sales or dispositions of securities	—	(1)	—	16
Other	26	48	39	54
Total revenues	1,110	1,336	3,337	3,896
Expenses:
Depreciation of operating lease assets	737	927	2,382	2,843
Asset management fees to Managing Member and/or affiliates	52	58	159	182
Acquisition expense	20	2	128	172
Cost reimbursements to Managing Member and/or affiliates	100	98	288	288
Provision (reversal of provision) for credit losses	11	(10)	48	7
Provision for losses on investment in securities	—	—	—	5
Amortization of initial direct costs	11	17	41	56
Interest expense	39	47	124	158
Professional fees	19	10	77	74
Outside services	5	(42)	32	(25)
Other	14	18	76	69
Total operating expenses	1,008	1,125	3,355	3,829
Net income (loss)	$102	$211	$(18)	$67
Net income (loss):
Managing Member	$55	$54	$164	$164
Other Members	47	157	(182)	(97)
	$102	$211	$(18)	$67
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$0.05	$(0.06)	$(0.03)
Weighted average number of Units outstanding	2,993,482	2,999,482	2,993,482	2,999,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	2,999,482	$16,885	$—	$16,885
Repurchases of units	(6,000)	(29)	—	(29)
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(45)	219	174
Balance December 31, 2011	2,993,482	14,112	—	14,112
Distributions to Other Members ($0.68 per Unit)	—	(2,021)	—	(2,021)
Distributions to Managing Member	—	—	(164)	(164)
Net (loss) income	—	(182)	164	(18)
Balance September 30, 2012	2,993,482	$11,909	$—	$11,909

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating activities:
Net income (loss)	$102	$211	$(18)	$67
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	33	(29)	88	(32)
Depreciation of operating lease assets	737	927	2,382	2,843
Amortization of initial direct costs	11	17	41	56
Provision (reversal of provision) for credit losses	11	(10)	48	7
Provision for losses on investment in securities	—	—	—	5
Loss (gain) on sales or dispositions of securities	—	1	—	(16)
Changes in operating assets and liabilities:
Accounts receivable	(66)	(47)	(12)	(78)
Prepaid expenses and other assets	(11)	(8)	(33)	(3)
Accounts payable, Managing Member	(5)	—	(17)	1
Accounts payable, other	(13)	39	26	(527)
Accrued liabilities, affiliates	(11)	(43)	11	(354)
Unearned operating lease income	(2)	55	(36)	38
Net cash provided by operating activities	786	1,113	2,480	2,007
Investing activities:
Purchases of equipment on operating leases	—	—	(2,606)	(3,172)
Purchase of securities	—	(127)	—	(127)
Proceeds from sales of lease assets and early termination of notes	38	30	194	297
Proceeds from sale of securities	—	16	—	16
Payments of initial direct costs	(6)	—	(8)	(31)
Principal payments received on direct financing leases	81	57	215	179
Note receivable advances	(784)	—	(1,034)	—
Principal payments received on notes receivable	223	233	454	465
Net cash (used in) provided by investing activities	(448)	209	(2,785)	(2,373)
Financing activities:
Borrowings under non-recourse debt	—	—	2,021	—
Repayments under non-recourse debt	(404)	(238)	(998)	(710)
Borrowings under acquisition facility	—	—	1,500	632
Repayments under acquisition facility	—	—	(1,500)	(632)
Distributions to Other Members	(674)	(674)	(2,021)	(2,024)
Distributions to Managing Member	(55)	(54)	(164)	(164)
Net cash used in financing activities	(1,133)	(966)	(1,162)	(2,898)
Net (decrease) increase in cash and cash equivalents	(795)	356	(1,467)	(3,264)
Cash and cash equivalents at beginning of period	1,261	1,145	1,933	4,765
Cash and cash equivalents at end of period	$466	$1,501	$466	$1,501
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$40	$49	$127	$156
Cash paid during the period for taxes	$—	$—	$18	$11
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$231	$230	$231
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

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

As of September 30, 2012, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

On or about December 1, 2012, the offices of the Fund and the Manager will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the Manager will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2012 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three and nine months ended September 30, 2012 and 2011, and as of September 30, 2012 and December 31, 2011, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2012. Likewise, there was no fair value adjustment recorded during the three months ended September 30, 2011. During the previous six months, such fair value adjustment totaled $5 thousand.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2012, the terms of the notes receivable are 17 to 36 months and bear interest at rates ranging from 11.26% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2012 through 2015.

The Company had two notes in continued non-accrual status at September 30, 2012 and December 31, 2011. Both notes were originally placed in non-accrual status in 2010, at which time their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Just prior to the end of the third quarter, past due amounts were received bringing both notes current at September 30, 2012. Accordingly, both notes were returned to accrual status effective October 1, 2012. As of September 30, 2012, the aforementioned notes reflect principal balances outstanding of $7 thousand and $15 thousand, respectively. The Company had previously accumulated $22 thousand of adjustments to reflect the fair value of these non-accrual notes. No incremental adjustment was recorded at September 30, 2012.

An additional note was deemed to be impaired and placed in non-accrual status during the second quarter of 2012. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. No additional adjustment was recorded at September 30, 2012. As of the same date, the note reflects a principal balance outstanding of $100 thousand.

As of September 30, 2012, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2012	$246
Year ending December 31, 2013	730
2014	413
2015	152
1,541
Less: portion representing unearned interest income	(192)
1,349
Unamortized initial direct costs	8
Less: Reserve for impairment	(49)
Notes receivable, net	$1,308

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$3	$2	$6	$8
IDC amortization – lease assets	8	15	35	48
Total	$11	$17	$41	$56

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$20	$500	$—	$520
(Reversal of provision) provision	—	—	(4)	4	—	—
Charge-offs	—	—	—	(500)	—	(500)
Balance December 31, 2011	—	—	16	4	—	20
Provision (reversal of provision)	—	5	(2)	45	—	48
Balance September 30, 2012	$—	$5	$14	$49	$—	$68

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

September 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$49	$—	$49
Ending balance: individually evaluated for impairment	$49	$—	$49
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,357[1]	$304	$1,661
Ending balance: individually evaluated for impairment	$1,357	$304	$1,661
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $8 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$4	$—	$4
Ending balance: individually evaluated for impairment	$4	$—	$4
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$775[2]	$339	$1,114
Ending balance: individually evaluated for impairment	$775	$339	$1,114
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $6 of unamortized initial direct costs.

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

At September 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Pass	$1,327	$725	$304	$339
Special mention	22	44	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,349	$769	$304	$339

As of September 30, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	73	122	49	117	—
Total	$73	$122	$49	$117	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	40	44	4	44	—
Total	$40	$44	$4	$44	$—

At September 30, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

September 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,349	$1,349	$—
Finance leases	—	—	110	110	194	304	110
Total	$—	$—	$110	$110	$1,543	$1,653	$110

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	—	—	—	339	339	—
Total	$—	$—	$—	$—	$1,108	$1,108	$—

As of September 30, 2012 and December 31, 2011, the Company had two notes in non-accrual status which were considered impaired relative to their payment terms. Just prior to the end of the third quarter, past due amounts were received bringing both notes current at September 30, 2012. Accordingly, both notes were returned to accrual status effective October 1, 2012. The Company had previously accumulated $22 thousand of adjustments to reflect the fair value of such non-accrual notes.

During the second quarter of 2012, the Company deemed an additional note to be impaired and recorded a fair value adjustment of $27 thousand, which reduced the cost basis of such impaired note. No additional adjustment was recorded on any of the notes at September 30, 2012.

At September 30, 2012, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2011, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$13,866	$1,270	$(2,382)	$12,754
Net investment in direct financing leases	339	180	(215)	304
Assets held for sale or lease, net	21	874	—	895
Initial direct costs, net of accumulated amortization of $95 at September 30, 2012 and $159 at December 31, 2011	95	—	(35)	60
Total	$14,321	$2,324	$(2,632)	$14,013

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2012 and 2011.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $737 thousand and $927 thousand for the respective three months ended September 30, 2012 and 2011, and $2.4 million and $2.8 million for the respective nine months ended September 30, 2012 and 2011.

All of the Company’s leased property was acquired in the years 2008 through 2012.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance September 30, 2012
Transportation	$4,935	$—	$—	$4,935
Materials handling	6,690	—	(1,769)	4,921
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Manufacturing	249	2,606	(249)	2,606
Aviation	2,167	—	—	2,167
Research	3,088	—	(3,088)	—
	23,011	2,606	(5,106)	20,511
Less accumulated depreciation	(9,145)	(2,382)	3,770	(7,757)
Total	$13,866	$224	$(1,336)	$12,754

The average estimated residual value for assets on operating leases was 28% and 29% of the assets’ original cost at September 30, 2012 and December 31, 2011, respectively. There were no operating leases in non-accrual status at September 30, 2012 and December 31, 2011.

Direct financing leases:

As of September 30, 2012, investment in direct financing leases consists of research equipment, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The components of the Company’s investment in direct financing leases as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total minimum lease payments receivable	$374	$369
Estimated residual values of leased equipment (unguaranteed)	65	58
Investment in direct financing leases	439	427
Less unearned income	(135)	(88)
Net investment in direct financing leases	$304	$339

There were no investments in direct financing leases in non-accrual status at September 30, 2012 and December 31, 2011.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2012	$862	$67	$929
Year ending December 31, 2013	3,194	153	3,347
2014	2,683	88	2,771
2015	1,080	53	1,133
2016	471	13	484
2017	471	—	471
Thereafter	109	—	109
	$8,870	$374	$9,244

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

During the three and nine months ended September 30, 2012 and 2011, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Administrative costs reimbursed to Managing Member and/or affiliates	$100	$98	$288	$288
Asset management fees to Managing Member and/or affiliates	52	58	159	182
Acquisition and initial direct costs paid to Managing Member and/or affiliates	25	2	135	198
	$177	$158	$582	$668

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At September 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.78% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2012, gross lease rentals totaled approximately $3.9 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $5.8 million. The notes mature at various dates from 2014 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2012	$407	$29	$436
Year ending December 31, 2013	1,663	80	1,743
2014	1,411	25	1,436
2015	326	2	328
	$3,807	$136	$3,943

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

As of September 30, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	September 30, 2012	December 31, 2011
Total available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(1,025)	(7,476)
Total remaining available under the venture, acquisition and warehouse facilities	$58,975	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $11.9 million, 0.32 to 1, and 26.60 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2012 and 2011. Likewise, there were no borrowings during the third quarter of 2012 and 2011. During the first six months of 2012 and 2011, the Company borrowed and repaid $1.5 million and $632 thousand, respectively. The weighted average rate on such borrowings was 3.30% and 3.29% during the first nine months of 2012 and 2011, respectively.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of September 30, 2012, the investment program participants were ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, the Company, ATEL 14, LLC, and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $661 thousand.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

9. Commitments:

At September 30, 2012, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $1.0 million and $300 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of September 30, 2012 and December 31, 2011, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Distributions	$674	$675	$2,021	$2,025
Weighted average number of Units outstanding	2,993,482	2,999,482	2,993,482	2,999,482
Weighted average distributions per Unit	$0.23	$0.23	$0.68	$0.68

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

At September 30, 2012 and December 31, 2011, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

During the first three quarters of 2012, the Company recorded non-recurring adjustments to reflect the fair value of impaired notes receivable. During the first three quarters of 2011, the Company recorded non-recurring adjustments to impaired notes receivable and impaired investment securities. Amounts at both September 30, 2012 and December 31, 2011 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. During the first six months of 2012, the Company recorded $45 thousand of adjustments to reflect the fair value of three impaired notes. There was no additional adjustment recorded during the third quarter of 2012. The Company originally deemed the two of the notes impaired in 2011 and had previously recorded $4 thousand of adjustments through December 2011. Such adjustments were non-recurring and were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its securities portfolio, no fair value adjustments were deemed necessary for the first nine months of 2012. During the first six months of 2011, the Company had recorded a

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

fair value adjustment of $5 thousand which reduced the cost basis of an investment deemed impaired at June 30, 2011. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms. Subsequent to the merger, no additional impairment has been defined. There was no incremental impairment to investment securities through December 31, 2011.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$73	$—	$—	$73

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$40	$—	$—	$40
Impaired investment security	15	—	—	15

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$466	$466	$—	$—	$466
Notes receivable, net	1,308	—	—	1,308	1,308
Investment in securities	289	—	—	289	289
Financial liabilities:
Non-recourse debt	3,807	—	—	3,823	3,823

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,933	$1,933
Notes receivable, net	771	771
Investment in securities	289	289
Financial liabilities:
Non-recourse debt	2,784	2,819

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

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the third quarter. Pennsylvania subscriptions were subject to a separate escrow to be released to the Fund only when the Fund had received aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008. As of September 25, 2009, the offering was terminated.

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

Results of Operations

The three months ended September 30, 2012 versus the three months ended September 30, 2011

The Company had net income of $102 thousand and $211 thousand for the third quarter of 2012 and 2011, respectively. Results for the third quarter of 2012 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total third quarter 2012 revenues decreased by $226 thousand as compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues, losses realized on sales of lease assets and early termination of notes, and a decrease in other revenue.

The decrease in operating lease revenues totaled $148 thousand and was largely a result of run-off and sales of lease assets offset, in part, by income derived from three new leases which commenced during the second quarter of 2012. Losses realized on sales of lease assets and early termination of notes totaled $33 thousand during the current year period as compared to a $29 thousand gain realized during the prior year period. The $62 thousand unfavorable variance was largely due to the period over period change in mix of assets sold. Other revenue declined by $22 thousand as the prior year period total included amounts received from a trustee pursuant to the liquidation of assets held by a delinquent borrower.

Expenses

Total expenses for the third quarter of 2012 decreased by $117 thousand as compared to the prior year period, primarily due to a decline in depreciation expense offset, in part, by increases in outside services and the provision for credit losses.

The decrease in depreciation expense totaled $190 thousand and was largely a result of run-off and sales of lease assets.

Partially offsetting the decrease in depreciation expense were increases in outside services expense and the provision for credit losses totaling $47 thousand and $21 thousand, respectively. The increase in outside services was mainly attributable to an approximate $54 thousand third quarter 2011 reimbursement of expenses advanced to facilitate the liquidation of the asset holdings of a delinquent borrower. The increase in the provision for credit losses was due to an $11 thousand third quarter 2012 provision relative to certain delinquent receivables coupled with a $10 thousand third quarter 2011 reversal of certain prior period provisions.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

The Company had a net loss of $18 thousand for the first nine months of 2012 as compared to net income of $67 thousand for the same period of 2011. Results for the first nine months of 2012 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2012 decreased by $559 thousand compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues, losses realized on sales of lease assets and early termination of notes, and a reduction in interest income earned on the Company’s notes receivable.

The decrease in operating lease revenues totaled $358 thousand and was largely a result of run-off and sales of lease assets. Losses realized on sales of lease assets and early termination of notes totaled $88 thousand during the current year period as compared to a $32 thousand gain realized during the prior year period. The $120 thousand unfavorable variance was largely due to the period over period change in mix of assets sold. Interest income on notes receivable was reduced by $36 thousand primarily due to run-off of the notes receivable portfolio.

Expenses

Total expenses for the first nine months of 2012 decreased by $474 thousand as compared to the prior year period, primarily due to lower depreciation, acquisition and interest expenses offset, in part, by increases in outside services expense and the provision for credit losses.

The decrease in depreciation expense totaled $461 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense was reduced by $44 thousand due to the period over period decrease in lease and loan origination activity; and, interest expense decreased by $34 thousand largely due to the decline in outstanding debt until May 30, 2012 when the Company acquired $2.0 million of additional non-recourse debt.

Partially offsetting the aforementioned decreases in expenses were increases in outside services expense and the provision for credit losses totaling $57 thousand and $41 thousand, respectively. The increase in outside services was mainly attributable to an approximate $54 thousand third quarter 2011 reimbursement of expenses advanced to facilitate the liquidation of the asset holdings of a delinquent borrower. The increase in the provision for credit losses primarily reflects a $27 thousand fair value adjustment made to a note receivable deemed impaired during the first six months of 2012 coupled with an increase in the allowance relative to delinquent receivables.

Capital Resources and Liquidity

At September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $466 thousand and $1.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$786	$1,113	$2,480	$2,007
Investing activities	(448)	209	(2,785)	(2,373)
Financing activities	(1,133)	(966)	(1,162)	(2,898)
Net (decrease) increase in cash and cash equivalents	$(795)	$356	$(1,467)	$(3,264)

The three months ended September 30, 2012 versus the three months ended September 30, 2011

During the three months ended September 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $38 thousand and $30 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the third quarters of 2012 and 2011, respectively.

The primary use of cash during the three months ended September 30, 2012 and 2011 was to fund investments in notes receivable. The Company funded investments in notes receivable totaling $784 thousand during the three months ended September 30, 2012. There were no such fundings during the prior year period.

Cash was also used to pay distributions to both Other Members and the Managing Member, totaling $729 thousand and $728 thousand for the respective third quarters of 2012 and 2011, and to pay down $404 thousand and $238 thousand of debt during the same comparative periods. During the prior year period, cash was also used to purchase investment securities totaling $127 thousand and to pay down liabilities primarily related to costs reimbursable to affiliates.

The nine months ended September 30, 2012 versus the nine months ended September 30, 2011

During the nine months ended September 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $3.5 million and $632 thousand for the respective first nine months of 2012 and 2011, and realized $194 thousand and $297 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the same comparative periods.

The primary use of cash during the nine months ended September 30, 2012 and 2011 was to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $2.6 million and $3.2 million for the respective nine months ended September 30, 2012 and 2011, and funded investments in notes receivable totaling $1.0 million during the nine-month period ending September 30, 2012. There were no notes funded during the prior year period.

In addition, cash was used to partially pay down $2.5 million and $1.3 million of debt during the first nine months of 2012 and 2011, respectively, and to pay distributions to both Other Members and the Managing Member, totaling a combined $2.2 million for each of the nine-month periods ending September 30, 2012 and 2011. During the prior year period, cash was also used to purchase investment securities totaling $127 thousand and to pay down liabilities related to costs reimbursable to affiliates.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $11.9 million, 0.32 to 1, and 26.60 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2012 (in thousands):

Net income – GAAP basis	$89
Interest expense	167
Depreciation and amortization	3,261
Amortization of initial direct costs	58
Provision for credit losses	41
Principal payments received on direct financing leases	277
Principal payments received on notes receivable	550
EBITDA (for Credit Facility financial covenant calculation only)	$4,443

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

Non-Recourse Long-Term Debt

As of September 30, 2012 and December 31, 2011, the Company had non-recourse long-term debt totaling $3.8 million and $2.8 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through September 30, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, the Company had commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $1.0 million and $300 thousand, respectively (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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