Form 10-K
period 2012-12-31
ATEL 12, LLC
filed 2013-03-15
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-53618

ATEL 12, LLC

(Exact name of registrant as specified in its charter)

California	20-8712853
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 2,993,482.

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

As of December 31, 2012, cumulative contributions, net of rescissions and repurchases, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2012, the Company had purchased equipment with a total acquisition price of $27.7 million. The Company had also loaned $4.5 million for notes receivable secured by various assets.

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

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
Newell Rubbermaid, Inc.	Materials handling	15%	13%
Nomac Drilling, LLC	Mining	15%	13%
IBM Corporation	Research	14%	17%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2012 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	28.12%
Transportation	4,934	17.79%
Research	3,963	14.29%
Construction	2,989	10.78%
Mining	2,893	10.43%
Manufacturing	2,854	10.29%
Aviation	2,167	7.80%
Other	139	0.50%
	$27,740	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$6,569	23.68%
Gas/Coal products	4,684	16.89%
Retail	2,903	10.47%
Food products	2,877	10.37%
Rubber/Miscellaneous plastics	2,764	9.96%
Air transportation	2,167	7.81%
Lumber/Wood products	1,680	6.06%
Transportation services	1,644	5.93%
Chemical products	863	3.11%
Industrial machinery	783	2.82%
Other	806	2.90%
	$27,740	100.00%

From inception to December 31, 2012, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Research	$875	$208	$873
Materials handling	1,468	262	1,365
	$2,343	$470	$2,238

For further information regarding the Company’s equipment lease portfolio as of December 31, 2012, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2012 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Miscellaneous office equipment	$2,784	62.55%
Computers	599	13.46%
Research	599	13.46%
Manufacturing	400	8.99%
Other	69	1.54%
	$4,451	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Health services	$1,569	35.25%
Electronics	1,055	23.70%
Business services	578	12.99%
Manufacturing	400	8.99%
Lab equipment	399	8.96%
Engineering/Management	250	5.62%
Chemicals/Allied products	200	4.49%
	$4,451	100.00%

From inception to December 31, 2012, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Miscellaneous office equipment	$1,372	$131	$1,002
Research	377	220	227
Other	69	53	28
	$1,818	$404	$1,257

For further information regarding the Company’s note receivable portfolio as of December 31, 2012, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Holders

As of December 31, 2012, a total of 905 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2012. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2012 valuation date. As of December 31, 2012, the value of the Company’s assets, calculated on this basis, was approximately $9.04 per Unit.

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

The Company commenced periodic distributions in February 2008. The rate for monthly distributions from 2012 operations was $0.075 per Unit for the period from January through December 2012. Likewise the rate for monthly distributions from 2011 operations was $0.075 per Unit for the period from January through December 2011. The rate for each of the quarterly distributions paid in 2012 and 2011 was $0.225 per Unit.

The following table presents summarized information regarding distributions to Other Members:

	2012	2011
Net income (loss) per Unit, based on weighted average Units outstanding	$0.02	$(0.02)
Return of investment	0.88	0.92
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.90	$0.90

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

On January 29, 2008, the Fund made its first investment in a long-term operating lease. As of December 31, 2012, the Company has purchased a total of $27.7 million of equipment for long-term operating and direct financing leases and funded investments in notes receivable totaling $4.5 million.

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

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2012	2011
Business services	23%	16%
Gas/Coal	18%	20%
Retail	11%	13%
Food products	10%	13%
Rubber/Miscellaneous plastics	10%	12%
Transportation	*	16%
*	Less than 10%

As previously mentioned, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues during 2012 and 2011 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
Newell Rubbermaid, Inc.	Materials handling	15%	13%
Nomac Drilling, LLC	Mining	15%	13%
IBM Corporation	Research	14%	17%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired during the period from 2008 to 2012. The utilization percentage of existing assets under lease was 98% and 100% as of December 31, 2012 and 2011, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2012 versus 2011

The Company had net income of $291 thousand and $174 thousand for the years ended December 31, 2012 and 2011, respectively. Results for 2012 reflect decreases in both total operating expenses and total revenues when compared to prior year.

Revenues

Total revenues for 2012 decreased by $568 thousand, or 11%, as compared to prior year. The decrease was mostly due to a reduction in operating lease revenues which was lower by $525 thousand largely as a result of run-off and sales of lease assets.

Expenses

Total expenses for 2012 decreased by $685 thousand, or 14%, as compared to prior year, primarily due to lower depreciation and acquisition expenses offset, in part, by increases in outside services expense and the provision for credit losses.

The decrease in depreciation expense totaled $684 thousand and was largely a result of run-off and sales of lease assets while the decline in acquisition expense totaled $48 thousand and was a result of the year over year decrease in lease and loan origination activity.

Partially offsetting the aforementioned decreases in expenses were increases in outside services expense and the provision for credit losses totaling $65 thousand and $51 thousand, respectively. The increase in outside services was mainly attributable to an approximate $54 thousand third quarter 2011 reimbursement of expenses advanced to facilitate the liquidation of the asset holdings of a delinquent borrower. The increase in the provision for credit losses primarily reflect $45 thousand of fair value adjustments made to notes receivable deemed impaired during 2012 coupled with an increase in the allowance relative to delinquent receivables.

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $319 thousand and $1.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$3,451	$3,280
Investing activities	(2,769)	(2,215)
Financing activities	(2,296)	(3,897)
Net decrease in cash and cash equivalents	$(1,614)	$(2,832)

2012 versus 2011

During 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $3.5 million and $632 thousand for the respective twelve-month periods ended December 31, 2012 and 2011, and realized $393 thousand and $297 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable.

During the same comparative years, cash was primarily used to acquire lease assets and to fund investments in notes receivable. Total equipment purchased amounted to $2.6 million and $3.2 million during 2012 and 2011, respectively, while loans funded totaled $1.4 million during 2012 as compared to none during the prior year.

In addition, cash was used to pay distributions to both Other Members and the Managing Member, totaling a combined $2.9 million for each of the twelve-month periods ended December 31, 2012 and 2011, and to pay down $2.9 million and $1.6 million of debt. During the prior year, cash was also used to purchase investment securities totaling $127 thousand and to pay down liabilities related to costs reimbursable to affiliates.

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $11.5 million, 0.30 to 1, and 36.67 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2012 (in thousands):

Net income – GAAP basis	$291
Interest expense	121
Depreciation and amortization	3,038
Amortization of initial direct costs	50
Provision for credit losses	51
Principal payments received on direct finance leases	263
Principal payments received on notes receivable	623
EBITDA (for Credit Facility financial covenant calculation only)	$4,437
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

Non-Recourse Long-Term Debt

As of December 31, 2012, the Company had non-recourse long-term debt totaling $3.4 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, the Company had commitments to purchase lease assets totaling approximately $1.0 million and to fund investments in notes receivable totaling approximately $350 thousand (see Note 10, Commitments, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 8, 2013

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$319	$1,933
Accounts receivable, net of allowance for doubtful accounts of $22 at December 31, 2012 and $16 at December 31, 2011	57	84
Notes receivable, net of unearned interest income of $230 and allowance for credit losses of $49 at December 31, 2012 and net of unearned interest income of $101 and allowance for credit losses of $4 at December 31, 2011	1,517	771
Investment in securities	289	289
Investments in equipment and leases, net of accumulated depreciation of $10,290 at December 31, 2012 and $9,206 at December 31, 2011	13,237	14,321
Prepaid expenses and other assets	32	10
Total assets	$15,451	$17,408
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$14	$23
Affiliates	58	19
Accrued distributions to Other Members	230	230
Other	136	74
Non-recourse debt	3,400	2,784
Unearned operating lease income	122	166
Total liabilities	3,960	3,296
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,491	14,112
Total Members’ capital	11,491	14,112
Total liabilities and Members’ capital	$15,451	$17,408

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$4,215	$4,740
Direct financing leases	141	142
Interest on notes receivable	141	150
Gain on sales of lease assets and early termination of notes	26	32
Gain on sales or dispositions of securities	—	16
Other	49	60
Total revenues	4,572	5,140
Expenses:
Depreciation of operating lease assets	3,038	3,722
Asset management fees to Managing Member	208	225
Acquisition expense	134	182
Cost reimbursements to Managing Member and affiliates	408	388
Provision for credit losses	51	—
Provision for losses on investment in securities	—	5
Amortization of initial direct costs	50	73
Interest expense	121	141
Professional fees	87	96
Outside services	47	(18)
Other	137	152
Total operating expenses	4,281	4,966
Net income	$291	$174
Net income (loss):
Managing Member	$218	$219
Other Members	73	(45)
	$291	$174
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$(0.02)
Weighted average number of Units outstanding	2,993,482	2,999,318

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	2,999,482	$16,885	$—	$16,885
Repurchases of units	(6,000)	(29)	—	(29)
Distributions to Other Members ($0.90 per Unit)	—	(2,699)	—	(2,699)
Distributions to Managing Member	—	—	(219)	(219)
Net (loss) income	—	(45)	219	174
Balance December 31, 2011	2,993,482	14,112	—	14,112
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	73	218	291
Balance December 31, 2012	2,993,482	$11,491	$—	$11,491

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
Operating activities:
Net income	$291	$174
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(26)	(32)
Depreciation of operating lease assets	3,038	3,722
Amortization of initial direct costs	50	73
Provision for credit losses	51	—
Provision for losses on investment in securities	—	5
Gain on sales or dispositions of securities	—	(16)
Changes in operating assets and liabilities:
Accounts receivable	21	31
Prepaid expenses and other assets	(22)	6
Accounts payable, Managing Member	(9)	4
Accounts payable, other	62	(593)
Accrued liabilities, affiliates	39	(141)
Unearned operating lease income	(44)	47
Net cash provided by operating activities	3,451	3,280
Investing activities:
Purchases of equipment on operating leases	(2,606)	(3,172)
Purchase of securities	—	(127)
Proceeds from sales of lease assets and early termination of notes	393	297
Proceeds from sale of securities	—	16
Payments of initial direct costs	(8)	(31)
Note receivable advances	(1,434)	—
Principal payments received on direct financing leases	263	241
Principal payments received on notes receivable	623	561
Net cash used in investing activities	(2,769)	(2,215)
Financing activities:
Borrowings under non-recourse debt	2,021	—
Repayments under non-recourse debt	(1,405)	(950)
Borrowings under acquisition facility	1,500	632
Repayments under acquisition facility	(1,500)	(632)
Distributions to Other Members	(2,694)	(2,699)
Distributions to Managing Member	(218)	(219)
Repurchases of Units	—	(29)
Net cash used in financing activities	(2,296)	(3,897)
Net decrease in cash and cash equivalents	(1,614)	(2,832)
Cash and cash equivalents at beginning of year	1,933	4,765
Cash and cash equivalents at end of year	$319	$1,933
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$125	$199
Cash paid during the year for taxes	$18	$11
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$230	$230
Distributions payable to Managing Member at year-end	$19	$19

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

As of December 31, 2012, cumulative contributions, net of rescissions and repurchases, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December 31, 2012 and 2011, and as of December 31, 2012 and 2011, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary during 2012. During the second quarter of 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of $5 thousand which reduced the cost basis of the investment. No subsequent fair value adjustment was recorded through December 31, 2011.

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2012 and 2011, the Managing Member estimated the fair value of the warrants to be nominal in

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

amount. There were no warrants exercised during 2012. During the second quarter of 2011, the Company recognized a gain of $17 thousand relative to the net exercise of warrants associated with shares of a venture company. During the third quarter of 2011, the Company disposed of the aforementioned security and recognized a nominal loss.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2012 and 2011, the related provision for state income taxes was approximately $16 thousand and $12 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$11,491	$14,112
Tax basis of net assets (unaudited)	11,044	15,053
Difference	$447	$(941)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net income per financial statements	$291	$174
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,671)	(1,194)
Provision for losses and doubtful accounts	6	(5)
Adjustments to revenues/other expenses	219	288
Adjustments to gain on sales of assets	4	19
Other	54	(486)
Loss per federal tax return (unaudited)	$(1,097)	$(1,204)

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Industry	2012	2011
Business services	23%	16%
Gas/Coal	18%	20%
Retail	11%	13%
Food products	10%	13%
Rubber/Miscellaneous plastics	10%	12%
Transportation	*	16%

* Less than 10%

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
Newell Rubbermaid, Inc.	Materials handling	15%	13%
Nomac Drilling, LLC	Mining	15%	13%
IBM Corporation	Research	14%	17%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2012, the terms of the notes receivable are 17 to 42 months and bear interest at rates ranging from 11.26% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2015.

The Company had no notes in non-accrual status at December 31, 2012. By comparison, the Company had two notes in non-accrual status at December 31, 2011.

The notes in non-accrual status at December 31, 2011 were originally placed in non-accrual status in 2010, at which time their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Just prior to the end of the third quarter, past due amounts were received bringing both notes current at September 30, 2012.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

Accordingly, both notes were returned to accrual status effective October 1, 2012. As of December 31, 2012, the aforementioned notes reflect principal balances outstanding of $10 thousand and $12 thousand, respectively. Through December 31, 2012, the Company had previously accumulated $22 thousand of fair value adjustments to reduce the fair value of the impaired notes.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. No additional adjustment was recorded through December 31, 2012. During the third quarter, all past due amounts on this note were received bringing it current at September 30, 2012. The note was returned to accrual status effective October 1, 2012. As of the same date, the note reflects a principal balance outstanding of $85 thousand.

As of December 31, 2012, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2013	$875
2014	539
2015	282
2016	94
1,790
Less: portion representing unearned interest income	(230)
1,560
Unamortized initial direct costs	6
Less: Reserve for impairment	(49)
Notes receivable, net	$1,517

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	For The Year Ended December 31,
	2012	2011
IDC amortization – notes receivable	$8	$10
IDC amortization – lease assets	42	63
Total	$50	$73

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$—	$—	$20	$500	$—	$520
(Reversal of provision) provision	—	—	(4)	4	—	—
Charge-offs	—	—	—	(500)	—	(500)
Balance December 31, 2011	—	—	16	4	—	20
Provision (reversal of provision)	—	12	(6)	45	—	51
Balance December 31, 2012	$—	$12	$10	$49	$—	$71

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of December 31, 2012 and 2011 were as follows (in thousands):

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$49	$—	$49
Ending balance: individually evaluated for impairment	$49	$—	$49
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,566 [1]	$338	$1,904
Ending balance: individually evaluated for impairment	$1,566	$338	$1,904
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $6 of unamortized initial direct costs.

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$4	$—	$4
Ending balance: individually evaluated for impairment	$4	$—	$4
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$775 [2]	$339	$1,114
Ending balance: individually evaluated for impairment	$775	$339	$1,114
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $6 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g., large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2012 and 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2012	2011	2012	2011
Pass	$1,538	$725	$338	$339
Special mention	22	44	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,560	$769	$338	$339

As of December 31, 2012 and 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	58	107	49	103	18
Total	$58	$107	$49	$103	$18

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	40	44	4	44	—
Total	$40	$44	$4	$44	$—

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2012 and 2011, investment in financing receivables is aged as follows (in thousands):

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	—	—	125	125	213	338	125
Total	$—	$—	$125	$125	$1,773	$1,898	$125

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	—	—	—	339	339	—
Total	$—	$—	$—	$—	$1,108	$1,108	$—

As discussed in Note 4, the Company had no notes in non-accrual status as of December 31, 2012. By comparison, as of December 31, 2011, the Company had two notes in non-accrual status which were considered impaired relative to their payment terms. Just prior to the end of the third quarter, past due amounts were received bringing both notes current at September 30, 2012. Accordingly, both notes were returned to accrual status effective October 1, 2012. The Company had previously accumulated $22 thousand of adjustments to reflect the fair value of such notes.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand to reduce the cost basis of the impaired note. No additional adjustment was recorded on the note through December 31, 2012. During the third quarter, all past due amounts on this note were received bringing it current at September 30, 2012. The note was returned to accrual status effective October 1, 2012.

At December 31, 2012, certain net investments in financing receivables, with related accounts receivable past due more than 90 days, are still on an accrual basis based upon management’s assessment of the collectability of such receivables. However, in this instance, the related accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2011, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$13,866	$1,133	$(3,038)	$11,961
Net investment in direct financing leases	339	262	(263)	338
Assets held for sale or lease, net	21	864	—	885
Initial direct costs, net of accumulated amortization of $96 at December 31, 2012 and $159 at December 31, 2011	95	—	(42)	53
Total	$14,321	$2,259	$(3,343)	$13,237

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2012 and 2011.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $3.0 million and $3.7 million for the years ended December 31, 2012 and 2011, respectively.

All of the Company’s leased property was acquired during the period from 2008 to 2012.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance December 31, 2012
Transportation	$4,935	$—	$—	$4,935
Materials handling	6,690	—	(2,414)	4,276
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Manufacturing	249	2,606	(249)	2,606
Aviation	2,167	—	—	2,167
Research	3,088	—	(3,088)	—
	23,011	2,606	(5,751)	19,866
Less accumulated depreciation	(9,145)	(3,038)	4,278	(7,905)
Total	$13,866	$(432)	$(1,473)	$11,961

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both December 31, 2012 and 2011. There were no operating leases in non-accrual status at December 31, 2012 and 2011.

Direct financing leases:

As of December 31, 2012, investment in direct financing leases consists of various types of manufacturing, cleaning services and materials handling equipment such as sweepers, forklifts, lift trucks. As of December 31, 2011, such investment primarily consisted of materials handling, cleaning services and research equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Total minimum lease payments receivable	$538	$369
Estimated residual values of leased equipment (unguaranteed)	33	58
Investment in direct financing leases	571	427
Less unearned income	(233)	(88)
Net investment in direct financing leases	$338	$339

There were no investments in direct financing leases in non-accrual status at December 31, 2012 and 2011.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

At December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing LeasesTotal
Year ending December 31, 2013	$3,196	$240	$3,436
2014	2,685	175	2,860
2015	1,080	110	1,190
2016	471	13	484
2017	471	—	471
Thereafter	109	—	109
	$8,012	$538	$8,550

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

During the years ended December 31, 2012 and 2011, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For The Year Ended December 31,
	2012	2011
Administrative costs reimbursed to Managing Member and/or affiliates	$408	$388
Asset management fees to Managing Member and/or affiliates	208	225
Acquisition and initial direct costs paid to Managing Member and/or affiliates	142	208
	$758	$821

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt:

At December 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.78% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2012, gross lease rentals totaled approximately $3.5 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $5.5 million. The notes mature at various dates from 2014 through 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2013	1,663	80	$1,743
2014	1,411	25	1,436
2015	326	2	328
	$3,400	$107	$3,507

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders, and which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2014. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of December 31, 2012 and 2011, borrowings under the facility were as follows (in thousands):

	2012	2011
Total available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(5,490)	(7,476)
Total remaining available under the venture, acquisition and warehouse facilities	$54,510	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $11.5 million, 0.30 to 1, and 36.67 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding as of December 31, 2012 and 2011. During the first six months of 2012 and 2011, the Company borrowed and repaid $1.5 million and $632 thousand, respectively. The weighted average rate on such borrowings was 3.30% and 3.29% during 2012 and 2011, respectively.

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

At the close of business on December 31, 2012, the investment program was renewed through June 2014 for the Company, ATEL 14, LLC, and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $661 thousand.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

10. Commitments:

The terms of the Operating Agreement provided that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. At December 31, 2012, the Company had commitments to purchase lease assets totaling approximately $1.0 million and to fund investments in notes receivable totaling approximately $350 thousand. These amounts represent contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

12. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of December 31, 2012 and 2011, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2012 and 2011 were as follows (in thousands, except as to Units and per Unit data):

	2012	2011
Distributions	$2,694	$2,699
Weighted average number of Units outstanding	2,993,482	2,999,318
Weighted average distributions per Unit	$0.90	$0.90

13. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 — Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At December 31, 2012 and 2011, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

During 2012, the Company recorded non-recurring adjustments to reflect the fair value of impaired notes receivable. During 2011, the Company recorded non-recurring adjustments to impaired notes receivable and impaired investment securities. Amounts at both December 31, 2012 and 2011 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. During 2012, the Company recorded $45 thousand of adjustments to reflect the fair value of three impaired notes. The Company had previously recorded $4 thousand of adjustments on two of the impaired notes through December 2011. Such adjustments were non-recurring and were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its securities portfolio, no fair value adjustments were deemed necessary during 2012. During 2011, the Company had recorded a fair value adjustment of $5 thousand which reduced the cost basis of an investment deemed impaired. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms. Subsequent to the merger, no additional impairment has been defined.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$58	$—	$—	$58

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$40	$—	$—	$40
Impaired investment security	15	—	—	15

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$319	$319	$—	$—	$319
Notes receivable, net	1,517	—	—	1,517	1,517
Investment in securities	289	—	—	289	289
Financial liabilities:
Non-recourse debt	3,400	—	—	3,412	3,412

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,933	$1,933
Notes receivable, net	771	771
Investment in securities	289	289
Financial liabilities:
Non-recourse debt	2,784	2,819

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Associates 12, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor's understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states' merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund's prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% – [50% × .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Associates 12, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2012 and 2011, the Company incurred audit, audit related and/or other fees with its principal auditors as follows (in thousands):

	2012	2011
Audit fees	$54	$67
Other fees	—	3
	$54	$70

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)*	XBRL Instance Document
(101.SCH)*	XBRL Taxonomy Extension Schema Document
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2013

ATEL 12, LLC (Registrant)

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Associates 12, LLC (Managing Member)	March 12, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Associates 12, LLC (Managing Member)	March 12, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Associates 12, LLC (Managing Member)	March 12, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.