Form 10-Q
period 2013-03-31
ATEL 12, LLC
filed 2013-05-15
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2013 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$299	$319
Accounts receivable, net of allowance for doubtful accounts of $6 at March 31, 2013 and $22 at December 31, 2012	83	57
Notes receivable, net of unearned interest income of $203 and allowance for credit losses of $22 at March 31, 2013 and net of unearned interest income of $230 and allowance for credit losses of $49 at December 31, 2012	1,368	1,517
Investment in securities	277	289
Investments in equipment and leases, net of accumulated depreciation of $10,233 at March 31, 2013 and $10,290 at December 31, 2012	13,247	13,237
Prepaid expenses and other assets	27	32
Total assets	$15,301	$15,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$8	$14
Affiliates	22	58
Accrued distributions to Other Members	230	230
Other	161	136
Non-recourse debt	3,900	3,400
Unearned operating lease income	77	122
Total liabilities	4,398	3,960
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,903	11,491
Total Members’ capital	10,903	11,491
Total liabilities and Members’ capital	$15,301	$15,451

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$948	$1,073
Direct financing leases	36	28
Interest on notes receivable	44	24
Gain on sales of lease assets and early termination of notes	44	—
Gain on sales or dispositions of securities	2	—
Other	24	9
Total revenues	1,098	1,134
Expenses:
Depreciation of operating lease assets	671	801
Asset management fees to Managing Member	47	56
Acquisition expense	43	17
Cost reimbursements to Managing Member and affiliates	94	95
(Reversal of) provision for credit losses	(16)	10
Amortization of initial direct costs	9	16
Interest expense	27	28
Professional fees	40	41
Outside services	7	5
Other	36	38
Total operating expenses	958	1,107
Net income	$140	$27
Net income (loss):
Managing Member	$55	$55
Other Members	85	(28)
	$140	$27
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.03	$(0.01)
Weighted average number of Units outstanding	2,993,482	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS
ENDED MARCH 31, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	2,993,482	$14,112	$—	$14,112
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	73	218	291
Balance December 31, 2012	2,993,482	11,491	—	11,491
Distributions to Other Members ($0.22 per Unit)	—	(673)	—	(673)
Distributions to Managing Member	—	—	(55)	(55)
Net income	—	85	55	140
Balance March 31, 2013 (Unaudited)	2,993,482	$10,903	$—	$10,903

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$140	$27
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(44)	—
Depreciation of operating lease assets	671	801
Amortization of initial direct costs	9	16
(Reversal of) provision for credit losses	(16)	10
Gain on sales or dispositions of securities	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	4	18
Prepaid expenses and other assets	5	2
Accounts payable, Managing Member	(6)	(5)
Accounts payable, other	25	(1)
Accrued liabilities, affiliates	(36)	70
Unearned operating lease income	(45)	15
Net cash provided by operating activities	705	953
Investing activities:
Purchases of equipment on operating leases	(895)	—
Proceeds from sales of lease assets and early termination of notes	245	42
Payments of initial direct costs	(2)	—
Note receivable advances	(92)	—
Principal payments received on direct financing leases	49	70
Principal payments received on notes receivable	198	103
Net cash (used in) provided by investing activities	(497)	215
Financing activities:
Borrowings under non-recourse debt	942	—
Repayments under non-recourse debt	(442)	(243)
Distributions to Other Members	(673)	(673)
Distributions to Managing Member	(55)	(55)
Net cash used in financing activities	(228)	(971)
Net (decrease) increase in cash and cash equivalents	(20)	197
Cash and cash equivalents at beginning of period	319	1,933
Cash and cash equivalents at end of period	$299	$2,130
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27	$41
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230
Distributions payable to Managing Member at period-end	$19	$19

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

As of March 31, 2013, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2013 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2013 and 2012, and as of March 31, 2013 and December 31, 2012, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2013, the terms of the notes receivable are 17 to 42 months and bear interest at rates ranging from 11.37% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2016.

The Company had no notes in non-accrual status at both March 31, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have three notes receivable that were deemed impaired, two of which remained outstanding as of March 31, 2013.

Two of the three impaired notes at December 31, 2012 were placed in non-accrual status in 2010, at which time their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. During 2011, the notes were deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance by September 30, 2012. During the periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The notes were returned to accrual status effective October 1, 2012. As of March 31, 2013, the aforementioned notes remain outstanding with principal balances outstanding of $10 thousand and $12 thousand, respectively. Through March 31, 2013, the Company had previously accumulated $22 thousand of fair value adjustments to reduce the fair value of the impaired notes.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance and net investment balance outstanding of $85 thousand and $58 thousand, respectively. Just prior to the end of the third quarter of 2012, past due amounts associated with the impaired note were received bringing the note receivable outstanding current at September 30, 2012. The note was returned to accrual status effective October 1, 2012. The note was fully settled during the first quarter of 2013 prior to its scheduled termination. This resulted in a gain of $27 thousand.

As of March 31, 2013, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2013	$590
Year ending December 31, 2014	571
2015	314
2016	111
1,586
Less: portion representing unearned interest income	(203)
1,383
Unamortized initial direct costs	7
Less: Reserve for impairment	(22)
Notes receivable, net	$1,368

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
IDC amortization – notes receivable	$2	$2
IDC amortization – lease assets	7	14
Total	$9	$16

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$16	$4	$—	$20
Provision (reversal of provision)	—	12	(6)	45	—	51
Balance December 31, 2012	—	12	10	49	—	71
Reversal of provision	—	(12)	(4)	—	—	(16)
Asset disposal	—	—	—	(27)	—	(27)
Balance March 31, 2013	$—	$—	$6	$22	$—	$28

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

March 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$22	$—	$22
Ending balance: individually evaluated for impairment	$22	$—	$22
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,390[1]	$285	$1,675
Ending balance: individually evaluated for impairment	$1,390	$285	$1,675
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $7 of unamortized initial direct costs.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$49	$—	$49
Ending balance: individually evaluated for impairment	$49	$—	$49
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,566 [2]	$338	$1,904
Ending balance: individually evaluated for impairment	$1,566	$338	$1,904
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $6 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Pass	$731	$1,538	$285	$338
Special mention	630	22	—	—
Substandard	—	—	—	—
Doubtful	22	—	—	—
Total	$1,383	$1,560	$285	$338

As of March 31, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	22	22	22	22	—
Total	$22	$22	$22	$22	$—

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	107	107	49	155	18
Total	$107	$107	$49	$155	$18

At March 31, 2013 and December 31, 2012, investment in financing receivables is aged as follows (in thousands):

March 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,383	$1,383	$—
Finance leases	9	17	—	26	259	285	—
Total	$9	$17	$—	$26	$1,642	$1,668	$—

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	—	—	125	125	213	338	125
Total	$—	$—	$125	$125	$1,773	$1,898	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company had no investment in financing receivables in non-accrual status at both March 31, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have three notes receivable that were deemed impaired, two of which remained outstanding as of March 31, 2013. See Note 3 for further discussion.

As of March 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$11,961	$767	$(671)	$12,057
Net investment in direct financing leases	338	(4)	(49)	285
Assets held for sale or lease, net	885	(26)	—	859
Initial direct costs, net of accumulated amortization of $103 at March 31, 2013 and $96 at December 31, 2012	53	—	(7)	46
Total	$13,237	$737	$(727)	$13,247

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2013 and 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $671 thousand and $801 thousand for the respective three months ended March 31, 2013 and 2012.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance March 31, 2013
Transportation	$4,935	$—	$—	$4,935
Materials handling	4,276	—	(858)	3,418
Manufacturing	2,606	663	—	3,269
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Computer	—	139	—	139
Other	—	93	—	93
	19,866	895	(858)	19,903
Less accumulated depreciation	(7,905)	(671)	730	(7,846)
Total	$11,961	$224	$(128)	$12,057

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both March 31, 2013 and December 31, 2012. There were no operating leases in non-accrual status at March 31, 2013 and December 31, 2012.

Direct financing leases:

As of March 31, 2013, investment in direct financing leases consists of materials handling and manufacturing equipment. As of December 31, 2012, such investment in direct financing leases consisted of various types of manufacturing, cleaning services and materials handling equipment such as sweepers, forklifts, lift trucks. The components of the Company’s investment in direct financing leases as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$452	$538
Estimated residual values of leased equipment (unguaranteed)	30	33
Investment in direct financing leases	482	571
Less unearned income	(197)	(233)
Net investment in direct financing leases	$285	$338

There were no investments in direct financing leases in non-accrual status at March 31, 2013 and December 31, 2012.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At March 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2013	$2,589	$155	$2,744
Year ending December 31, 2014	2,834	175	3,009
2015	1,174	109	1,283
2016	471	13	484
2017	471	—	471
2018	109	—	109
	$7,648	$452	$8,100

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

During the three months ended March 31, 2013 and 2012, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Administrative costs reimbursed to Managing Member and/or affiliates	$94	$95
Asset management fees to Managing Member and/or affiliates	47	56
Acquisition and initial direct costs paid to Managing Member and/or affiliates	46	17
	$187	$168

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.78% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2013, gross lease rentals totaled approximately $4.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $6.4 million. The notes mature at various dates from 2014 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2013	$1,387	$70	$1,457
Year ending December 31, 2014	1,595	42	1,637
2015	515	14	529
2016	193	7	200
2017	197	3	200
2018	13	—	13
	$3,900	$136	$4,036

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

As of March 31, 2013 and December 31, 2012, borrowings under the facility were as follows (in thousands):

	March 31, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(1,255)	(5,490)
Total remaining available under the venture, acquisition and warehouse facilities	$58,745	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $10.9 million, 0.36 to 1, and 41.19 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2013 and December 31, 2012.

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

As of March 31, 2013, the investment program participants were the Company, ATEL 14, LLC and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2013 and December 31, 2012.

9. Commitments:

At March 31, 2013, there were commitments to fund investments in notes receivable totaling approximately $109 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of March 31, 2013 and December 31, 2012, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2013	2012
Distributions	$673	$673
Weighted average number of Units outstanding	2,993,482	2,993,482
Weighted average distributions per Unit	$0.22	$0.22

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at March 31, 2013. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three months ended March 31, 2013.

During the prior year period, the Company recorded $18 thousand of fair value adjustments to further reduce the cost basis of two impaired notes. The Company originally deemed such notes impaired in 2011 and had previously recorded a $4 thousand non-recurring adjustment at September 30, 2011. Subsequent to the first quarter of 2012, the Company deemed an additional note to be impaired and recorded a fair value adjustment totaling $27 thousand.

All of the fair value adjustments recorded in 2012 were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

During the first quarter of 2013, one of the impaired notes receivable was fully settled prior to its scheduled termination.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 (in thousands):

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$299	$299	$—	$—	$299
Notes receivable, net	1,368	—	—	1,368	1,368
Investment in securities	277	—	—	277	277
Financial liabilities:
Non-recourse debt	3,900	—	—	3,919	3,919

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$319	$319	$—	$—	$319
Notes receivable, net	1,517	—	—	1,517	1,517
Investment in securities	289	—	—	289	289
Financial liabilities:
Non-recourse debt	3,400	—	—	3,412	3,412

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

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Company had net income of $140 thousand and $27 thousand for the first quarters of 2013 and 2012, respectively. Results for the first quarter of 2013 reflect decreases in both total operating expenses and total revenues expenses when compared to the prior year period.

Revenues

Total first quarter 2013 revenues decreased by $36 thousand, or 3%, as compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues offset, in part, by increases in gain on sales of lease assets and early termination of notes, interest on notes receivable and other revenue.

The decrease in operating lease revenue totaled $125 thousand and was largely a result of run-off and sales of lease assets partially offset by income derived from eight new leases which commenced during the current year quarter.

The aforementioned decrease in operating lease revenue was offset, in part, by increases in gain on sales of lease assets and early termination of notes, interest on notes receivable and other revenue totaling $44 thousand, $20 thousand and $15 thousand, respectively.

The increase in gain on sales of lease assets and early termination of notes was primarily attributable to a $27 thousand gain on a note receivable that was fully settled prior to its scheduled termination, and a $17 thousand gain on the sale of certain materials handling equipment during the first quarter of 2013. By comparison, gain on sales of lease assets and early termination of notes was nominal during the prior year period. Moreover, interest on notes receivable increased largely due to $1.5 million of new loans funded since March 31, 2012; and, other revenue increased by $15 thousand largely due to deferred maintenance fees collected during the current year period.

Expenses

Total expenses for the first quarter of 2013 decreased by $149 thousand, or 13%, as compared to the prior year period. The decrease was primarily due to reductions in depreciation expense and the provision for credit losses offset, in part, by an increase in acquisition expense.

The decrease in depreciation expense totaled $130 thousand and was largely a result of run-off and sales of lease assets, while the reduction in the provision for credit losses totaled $26 thousand and was largely due to increased recovery of accounts receivable amounts previously reserved.

Partially offsetting the aforementioned decreases in expenses was a $26 thousand increase in acquisition expense. Such increase was largely due to the period over period increase in lease asset acquisition and loan funding activities.

Capital Resources and Liquidity

At March 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $299 thousand and $319 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$705	$953
Investing activities	(497)	215
Financing activities	(228)	(971)
Net (decrease) increase in cash and cash equivalents	$(20)	$197

The three months ended March 31, 2013 versus the three months ended March 31, 2012

During the three months ended March 31, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $942 thousand during the current year period, and realized $245 thousand and $42 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the first quarters of 2013 and 2012, respectively.

During the first of quarter of 2013, cash was used to acquire lease assets totaling $895 thousand and fund loans totaling $92 thousand. By comparison, there were no lease assets acquired or loans funded during the first quarter of 2012.

Cash was also used to pay distributions to both Other Members and the Managing Member, totaling a combined $728 thousand for each of the first quarters of 2013 and 2012, and to pay down $442 thousand and $243 thousand of debt during the same comparative periods.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $10.9 million, 0.36 to 1, and 41.19 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2013 (in thousands):

Net income-GAAP basis	$404
Interest expense	108
Depreciation and amortization	2,908
Amortization of initial direct costs	43
Provision for credit losses	25
Principal payments received on direct finance leases	242
Principal payments received on notes receivable	718
EBITDA (for Credit Facility financial covenant calculation only)	$4,448

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

Non-Recourse Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $3.9 million and $3.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through March 31, 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, there were commitments to fund investments in notes receivable totaling approximately $109 thousand (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2013

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