Form 10-Q
period 2013-06-30
ATEL 12, LLC
filed 2013-08-13
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,173	$319
Accounts receivable, net of allowance for doubtful accounts of $6 at June 30, 2013 and $22 at December 31, 2012	73	57
Notes receivable, net of unearned interest income of $164 and allowance for credit losses of $22 at June 30, 2013 and net of unearned interest income of $230 and allowance for credit losses of $49 at December 31, 2012	1,171	1,517
Investment in securities	273	289
Investments in equipment and leases, net of accumulated depreciation of $10,242 at June 30, 2013 and $10,290 at December 31, 2012	12,245	13,237
Prepaid expenses and other assets	25	32
Total assets	$15,960	$15,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$14
Affiliates	24	58
Accrued distributions to Other Members	230	230
Other	230	136
Non-recourse debt	5,118	3,400
Unearned operating lease income	64	122
Total liabilities	5,666	3,960
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	10,294	11,491
Total Members’ capital	10,294	11,491
Total liabilities and Members’ capital	$15,960	$15,451

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$972	$1,101	$1,920	$2,174
Direct financing leases	31	22	67	50
Interest on notes receivable	38	21	82	45
Gain (loss) on sales of lease assets and early termination of notes	19	(55)	63	(55)
Gain on sales or dispositions of securities	3	—	5	—
Other	14	4	38	13
Total revenues	1,077	1,093	2,175	2,227
Expenses:
Depreciation of operating lease assets	733	844	1,404	1,645
Asset management fees to Managing Member	38	51	85	107
Acquisition expense	(5)	91	38	108
Cost reimbursements to Managing Member and affiliates	94	93	188	188
Provision (reversal of provision) for credit losses	—	27	(16)	37
Amortization of initial direct costs	9	14	18	30
Interest expense	34	34	61	62
Professional fees	11	17	51	58
Outside services	13	22	20	27
Other	31	47	67	85
Total operating expenses	958	1,240	1,916	2,347
Net income (loss)	$119	$(147)	$259	$(120)
Net income (loss):
Managing Member	$54	$54	$109	$109
Other Members	65	(201)	150	(229)
	$119	$(147)	$259	$(120)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$(0.07)	$0.05	$(0.08)
Weighted average number of Units outstanding	2,993,482	2,993,482	2,993,482	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS
ENDED JUNE 30, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	2,993,482	$14,112	$—	$14,112
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	73	218	291
Balance December 31, 2012	2,993,482	11,491	—	11,491
Distributions to Other Members ($0.45 per Unit)	—	(1,347)	—	(1,347)
Distributions to Managing Member	—	—	(109)	(109)
Net income	—	150	109	259
Balance June 30, 2013 (Unaudited)	2,993,482	$10,294	$—	$10,294

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net income (loss)	$119	$(147)	$259	$(120)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes	(19)	55	(63)	55
Depreciation of operating lease assets	733	844	1,404	1,645
Amortization of initial direct costs	9	14	18	30
Provision (reversal of provision) for credit losses	—	27	(16)	37
Gain on sales or dispositions of securities	(3)	—	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	36	—	54
Prepaid expenses and other assets	2	(24)	7	(22)
Accounts payable, Managing Member	(8)	(7)	(14)	(12)
Accounts payable, other	69	40	94	39
Accrued liabilities, affiliates	2	(48)	(34)	22
Unearned operating lease income	(13)	(49)	(58)	(34)
Net cash provided by operating activities	887	741	1,592	1,694
Investing activities:
Purchases of equipment on operating leases	—	(2,606)	(895)	(2,606)
Proceeds from sales of lease assets and early termination of notes	281	114	526	156
Payments of initial direct costs	(1)	(2)	(3)	(2)
Note receivable advances	—	(250)	(92)	(250)
Proceeds from sale of securities	21	—	21	—
Principal payments received on direct financing leases	22	64	71	134
Principal payments received on notes receivable	174	128	372	231
Net cash provided by (used in) investing activities	497	(2,552)	—	(2,337)
Financing activities:
Borrowings under non-recourse debt	1,792	2,021	2,734	2,021
Repayments under non-recourse debt	(574)	(351)	(1,016)	(594)
Borrowings under acquisition facility	—	1,500	—	1,500
Repayments under acquisition facility	—	(1,500)	—	(1,500)
Distributions to Other Members	(674)	(674)	(1,347)	(1,347)
Distributions to Managing Member	(54)	(54)	(109)	(109)
Net cash provided by (used in) financing activities	490	942	262	(29)
Net increase (decrease) in cash and cash equivalents	1,874	(869)	1,854	(672)
Cash and cash equivalents at beginning of period	299	2,130	319	1,933
Cash and cash equivalents at end of period	$2,173	$1,261	$2,173	$1,261
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35	$46	$62	$87
Cash paid during the period for taxes	$4	$18	$4	$18
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

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

As of June 30, 2013, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2013 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2013 and 2012, and as of June 30, 2013 and December 31, 2012, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2013, the terms of the notes receivable are 17 to 42 months and bear interest at rates ranging from 11.37% to 18.00%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2016.

The Company had no notes in non-accrual status at both June 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have three notes receivable that were deemed impaired, two of which remained outstanding as of June 30, 2013.

Two of the three impaired notes at December 31, 2012 were placed in non-accrual status in 2010, at which time their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. During 2011, the notes were deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance. During the previous periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The notes were returned to accrual status effective October 1, 2012. As of June 30, 2013, the aforementioned notes remain outstanding with principal balances outstanding of $10 thousand and $12 thousand, respectively. Through June 30, 2013, the Company had previously accumulated $22 thousand of fair value adjustments to reduce the fair value of the impaired notes.

During the second quarter of 2012, an additional note was deemed to be impaired and placed in non-accrual status. As such, the Company recorded a fair value adjustment of $27 thousand which reduced the cost basis of the impaired note. As of December 31, 2012, the estimated impairment remained unchanged. As of the same date, the note reflected a principal balance and net investment balance outstanding of $85 thousand and $58 thousand, respectively. Just prior to the end of the third quarter of 2012, past due amounts associated with the impaired note were received bringing the note receivable outstanding current at September 30, 2012. The note was returned to accrual status effective October 1, 2012. The note was fully settled during the first quarter of 2013 prior to its scheduled maturity resulting in a gain of $27 thousand.

As of June 30, 2013, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2013	$361
Year ending December 31, 2014	565
2015	314
2016	111
1,351
Less: portion representing unearned interest income	(164)
1,187
Unamortized initial direct costs	6
Less: Reserve for impairment	(22)
Notes receivable, net	$1,171

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$2	$1	$4	$3
IDC amortization – lease assets	7	13	14	27
Total	$9	$14	$18	$30

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$16	$4	$—	$20
Provision (reversal of provision)	—	12	(6)	45	—	51
Balance December 31, 2012	—	12	10	49	—	71
Reversal of provision	—	(12)	(4)	—	—	(16)
Asset disposal	—	—	—	(27)	—	(27)
Balance June 30, 2013	$—	$—	$6	$22	$—	$28

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

June 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$22	$—	$22
Ending balance: individually evaluated for impairment	$22	$—	$22
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,193 [1]	$263	$1,456
Ending balance: individually evaluated for impairment	$1,193	$263	$1,456
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $6 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$619	$1,538	$263	$338
Special mention	546	22	—	—
Substandard	—	—	—	—
Doubtful	22	—	—	—
Total	$1,187	$1,560	$263	$338

As of June 30, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	22	22	22	22	—
Total	$22	$22	$22	$22	$—

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	107	107	49	146	18
Total	$107	$107	$49	$146	$18

At June 30, 2013 and December 31, 2012, investment in financing receivables is aged as follows (in thousands):

June 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$19	$—	$—	$19	$1,168	$1,187	$—
Finance leases	—	7	6	13	250	263	6
Total	$19	$7	$6	$32	$1,418	$1,450	$6

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	—	—	125	125	213	338	125
Total	$—	$—	$125	$125	$1,773	$1,898	$125

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company had no investment in financing receivables in non-accrual status at both June 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have three notes receivable that were deemed impaired, two of which remained outstanding as of June 30, 2013. See Note 3 for further discussion.

As of June 30, 2013 and December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$11,961	$483	$(1,404)	$11,040
Net investment in direct financing leases	338	(4)	(71)	263
Assets held for sale or lease, net	885	18	—	903
Initial direct costs, net of accumulated amortization of $104 at June 30, 2013 and $96 at December 31, 2012	53	—	(14)	39
Total	$13,237	$497	$(1,489)	$12,245

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and six months ended June 30, 2013 and 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $733 thousand and $844 thousand for the respective three months ended June 30, 2013 and 2012, and was $1.4 million and $1.6 million for the respective six months ended June 30, 2013 and 2012.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance June 30, 2013
Transportation	$4,935	$—	$—	$4,935
Manufacturing	2,606	663	—	3,269
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Materials handling	4,276	—	(1,950)	2,326
Aviation	2,167	—	—	2,167
Computer	—	139	—	139
Other	—	93	—	93
	19,866	895	(1,950)	18,811
Less accumulated depreciation	(7,905)	(1,404)	1,538	(7,771)
Total	$11,961	$(509)	$(412)	$11,040

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both June 30, 2013 and December 31, 2012. There were no operating leases in non-accrual status at June 30, 2013 and December 31, 2012.

Direct financing leases:

As of June 30, 2013, investment in direct financing leases consists of materials handling and manufacturing equipment. As of December 31, 2012, such investment in direct financing leases consisted of various types of manufacturing, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The components of the Company’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$399	$538
Estimated residual values of leased equipment (unguaranteed)	30	33
Investment in direct financing leases	429	571
Less unearned income	(166)	(233)
Net investment in direct financing leases	$263	$338

There were no investments in direct financing leases in non-accrual status at June 30, 2013 and December 31, 2012.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At June 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2013	$1,732	$102	$1,834
Year ending December 31, 2014	2,871	175	3,046
2015	1,174	109	1,283
2016	471	13	484
2017	471	—	471
2018	109	—	109
	$6,828	$399	$7,227

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

During the three and six months ended June 30, 2013 and 2012, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Administrative costs reimbursed to Managing Member and/or affiliates	$94	$93	$188	$188
Asset management fees to Managing Member and/or affiliates	38	51	85	107
Acquisition and initial direct costs paid to Managing Member and/or affiliates	(5)	93	41	110
	$127	$237	$314	$405

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At June 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2013, gross lease rentals totaled approximately $5.3 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $8.3 million. The notes mature at various dates from 2014 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2013	$1,159	$58	$1,217
Year ending December 31, 2014	2,065	65	2,130
2015	873	30	903
2016	454	17	471
2017	464	7	471
2018	103	1	104
	$5,118	$178	$5,296

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of June 30, 2013 and December 31, 2012, borrowings under the facility were as follows (in thousands):

	June 30, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(10,209)	(5,490)
Total remaining available under the venture, acquisition and warehouse facilities	$49,791	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $10.3 million, 0.50 to 1, and 47.05 to 1, respectively, as of June 30, 2013. As such, as of June 30, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2013 and December 31, 2012.

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

As of June 30, 2013, the investment program participants were the Company, ATEL 14, LLC and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2013, borrowings of $7.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at June 30, 2013 was approximately $878 thousand. There were no borrowings under the Warehouse Facility as of December 31, 2012.

9. Commitments:

At June 30, 2013, there were commitments to fund investments in notes receivable totaling approximately $109 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of June 30, 2013 and December 31, 2012, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributions	$674	$674	$1,347	$1,347
Weighted average number of Units outstanding	2,993,482	2,993,482	2,993,482	2,993,482
Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.45

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at June 30, 2013. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three and six months ended June 30, 2013.

During the first six months of 2012, the Company had recorded fair value adjustments totaling $45 thousand relative to three impaired notes: $18 thousand relative to incremental fair value adjustments recorded during the first quarter of 2012 to further reduce the cost basis of two impaired notes originally deemed impaired in 2011, and $27 thousand of initial fair value adjustment recorded during the second quarter of 2012 pursuant to an additional impaired note.

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

During the first quarter of 2013, one of the impaired notes receivable was fully settled prior to its scheduled maturity.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,173	$2,173	$—	$—	$2,173
Notes receivable, net	1,171	—	—	1,171	1,171
Investment in securities	273	—	—	273	273
Financial liabilities:
Non-recourse debt	5,118	—	—	5,103	5,103

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$319	$319	$—	$—	$319
Notes receivable, net	1,517	—	—	1,517	1,517
Investment in securities	289	—	—	289	289
Financial liabilities:
Non-recourse debt	3,400	—	—	3,412	3,412

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

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Company had net income of $119 thousand for the second quarter of 2013 as compared to a net loss of $147 thousand for the second quarter of 2012. Results for the second quarter of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2013 decreased by $16 thousand, or 1%, as compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues offset, in part, by increases in gain on sales of lease assets and early termination of notes, interest on notes receivable and other revenue.

The decrease in operating lease revenues totaled $129 thousand and was largely a result of run-off and sales of lease assets partially offset by revenues derived from eight new leases which commenced during the first quarter of 2013.

The aforementioned decrease in operating lease revenues was offset, in part, by increases in gain on sales of lease assets and early termination of notes, interest on notes receivable and other revenue totaling $74 thousand, $17 thousand and $10 thousand, respectively.

The increase in gain on sales of lease assets and early termination of notes was primarily attributable to a period over period increase in volume and change in the mix of assets sold. Interest on notes receivable increased largely due to additional revenue from new loans funded since June 30, 2012; and, other revenue increased as a result of deferred maintenance fees collected during the current year period.

Expenses

Total operating expenses for the second quarter of 2013 decreased by $282 thousand, or 23%, as compared to the prior year period. The decrease was primarily due to reductions in depreciation and acquisition expenses, and in the provision for credit losses.

The decrease in depreciation expense totaled $111 thousand and was largely a result of run-off and sales of lease assets. The $96 thousand decline in acquisition expense reflects the absence of lease asset acquisition and loan funding activities during the second quarter of 2013, as well as an adjustment relative to current year’s activity.

Moreover, the provision for credit losses declined by $27 thousand as the prior period amount included a $27 thousand fair value adjustment relative to an impaired note. There were no circumstances that warranted fair value adjustments or provision for delinquencies during the current year period.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Company had net income of $259 thousand for the first half of 2013 as compared to a net loss of $120 thousand for the first half of 2012. Results for the first half of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2013 decreased by $52 thousand, or 2%, as compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues offset, in part, by increases in gain on sales of lease assets and early termination of notes, interest on notes receivable and other revenue.

The decrease in operating lease revenues totaled $254 thousand and was largely a result of run-off and sales of lease assets partially offset by revenue derived from eight new leases which commenced during the first quarter of 2013.

The aforementioned decrease in operating lease revenues was offset, in part, by increases in gain on sales of lease assets and early termination of notes, interest on notes receivable and other revenue totaling $118 thousand, $37 thousand and $25 thousand, respectively.

The increase in gain on sales of lease assets and early termination of notes was primarily attributable to a period over period increase in volume, a change in the mix of assets sold, and a $27 thousand gain on a note receivable that was fully settled prior to its scheduled maturity. Interest on notes receivable increased largely due to additional revenue from new loans funded since June 30, 2012; and, other revenue increased as a result of deferred maintenance fees collected during the current year period.

Expenses

Total operating expenses for the first half of 2013 decreased by $431 thousand, or 18%, as compared to the prior year period. The decrease was primarily due to reductions in depreciation and acquisition expenses, and in the provision for credit losses.

The decrease in depreciation expense totaled $241 thousand and was largely a result of run-off and sales of lease assets. The $70 thousand decrease in acquisition expense represents a period over period reduction in lease asset acquisition and loan funding activities, and a second quarter 2013 adjustment relative to current year’s activity. Finally, the provision for credit losses declined by $53 thousand largely due to the aforementioned $27 thousand prior year period fair value adjustment and the recovery of accounts receivable amounts previously reserved.

Capital Resources and Liquidity

At June 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $2.2 million and $319 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$887	$741	$1,592	$1,694
Investing activities	497	(2,552)	—	(2,337)
Financing activities	490	942	262	(29)
Net increase (decrease) in cash and cash equivalents	$1,874	$(869)	$1,854	$(672)

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $1.8 million and $3.5 million, and realized $281 thousand and $114 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective three months ended June 30, 2013 and 2012.

During the second of quarter of 2012, cash was used to acquire lease assets totaling $2.6 million and fund loans totaling $250 thousand. By comparison, there were no lease assets acquired or loans funded during the current year period.

Cash totaling $728 thousand was also used to pay distributions to both Other Members and the Managing Member for each of the three months ended June 30, 2013 and 2012, and to pay down $574 thousand and $1.9 million of debt during the same respective periods.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $2.7 million and $3.5 million, and realized $526 thousand and $156 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective six months ended June 30, 2013 and 2012.

During the same respective periods, cash was used to acquire lease assets totaling $895 thousand and $2.6 million, and fund loans totaling $92 thousand and $250 thousand.

Cash totaling $1.5 million was also used to pay distributions to both Other Members and the Managing Member for each of the first six months of 2013 and 2012, and to pay down $1.0 million and $2.1 million of debt during the same respective periods.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $10.3 million, 0.50 to 1, and 47.05 to 1, respectively, as of June 30, 2013. As such, as of June 30, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2013 (in thousands):

Net income – GAAP basis	$670
Interest expense	97
Depreciation and amortization	2,797
Amortization of initial direct costs	38
Reversal of provision for credit losses	(2)
Principal payments received on direct finance leases	200
Principal payments received on notes receivable	764
EBITDA (for Credit Facility financial covenant calculation only)	$4,564

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

Non-Recourse Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $5.1 million and $3.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through June 30, 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, there were commitments to fund investments in notes receivable totaling approximately $109 thousand (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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