Form 10-Q
period 2013-09-30
ATEL 12, LLC
filed 2013-11-13
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,117	$319
Accounts receivable, net of allowance for doubtful accounts of $1 at September 30, 2013 and $22 at December 31, 2012	64	57
Notes receivable, net of unearned interest income of $132 and allowance for credit losses of $22 at September 30, 2013 and net of unearned interest income of $230 and allowance for credit losses of $49 at December 31, 2012	1,017	1,517
Investment in securities	274	289
Investments in equipment and leases, net of accumulated depreciation of $10,426 at September 30, 2013 and $10,290 at December 31, 2012	11,354	13,237
Prepaid expenses and other assets	39	32
Total assets	$14,865	$15,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$99	$72
Accrued distributions to Other Members	230	230
Other	194	136
Non-recourse debt	4,540	3,400
Unearned operating lease income	121	122
Total liabilities	5,184	3,960
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,681	11,491
Total Members’ capital	9,681	11,491
Total liabilities and Members’ capital	$14,865	$15,451

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$980	$1,033	$2,900	$3,207
Direct financing leases	29	42	96	92
Interest on notes receivable	32	42	114	87
Gain (loss) on sales of lease assets and early termination of notes	1	(33)	64	(88)
Gain on sales or dispositions of securities	—	—	5	—
Other	44	26	82	39
Total revenues	1,086	1,110	3,261	3,337
Expenses:
Depreciation of operating lease assets	705	737	2,109	2,382
Asset management fees to Managing Member	40	52	125	159
Acquisition expense	46	20	84	128
Cost reimbursements to Managing Member and affiliates	97	100	285	288
(Reversal of) provision for credit losses	(5)	11	(21)	48
Amortization of initial direct costs	8	11	26	41
Interest expense	30	31	91	93
Professional fees	12	19	63	77
Outside services	8	5	28	32
Other	29	22	96	107
Total operating expenses	970	1,008	2,886	3,355
Net income (loss)	$116	$102	$375	$(18)
Net income (loss):
Managing Member	$55	$55	$164	$164
Other Members	61	47	211	(182)
	$116	$102	$375	$(18)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$0.02	$0.07	$(0.06)
Weighted average number of Units outstanding	2,993,482	2,993,482	2,993,482	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	2,993,482	$14,112	$—	$14,112
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	73	218	291
Balance December 31, 2012	2,993,482	11,491	—	11,491
Distributions to Other Members ($0.68 per Unit)	—	(2,021)	—	(2,021)
Distributions to Managing Member	—	—	(164)	(164)
Net income	—	211	164	375
Balance September 30, 2013 (Unaudited)	2,993,482	$9,681	$—	$9,681

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income (loss)	$116	$102	$375	$(18)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes	(1)	33	(64)	88
Depreciation of operating lease assets	705	737	2,109	2,382
Amortization of initial direct costs	8	11	26	41
(Reversal of) provision for credit losses	(5)	11	(21)	48
Gain on sales or dispositions of securities	—	—	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	14	(66)	14	(12)
Prepaid expenses and other assets	(14)	(11)	(7)	(33)
Accounts payable, Managing Member	75	(16)	27	(6)
Accounts payable, other	(36)	(13)	58	26
Unearned operating lease income	57	(2)	(1)	(36)
Net cash provided by operating activities	919	786	2,511	2,480
Investing activities:
Purchases of equipment on operating leases	—	—	(895)	(2,606)
Purchase of securities	(1)	—	(1)	—
Proceeds from sales of lease assets and early termination of notes	158	38	684	194
Payments of initial direct costs	—	(6)	(3)	(8)
Note receivable advances	(1)	(784)	(93)	(1,034)
Proceeds from sale of securities	—	—	21	—
Principal payments received on direct financing leases	22	81	93	215
Principal payments received on notes receivable	154	223	526	454
Net cash provided by (used in) investing activities	332	(448)	332	(2,785)
Financing activities:
Borrowings under non-recourse debt	—	—	2,734	2,021
Repayments under non-recourse debt	(578)	(404)	(1,594)	(998)
Borrowings under acquisition facility	—	—	—	1,500
Repayments under acquisition facility	—	—	—	(1,500)
Distributions to Other Members	(674)	(674)	(2,021)	(2,021)
Distributions to Managing Member	(55)	(55)	(164)	(164)
Net cash used in financing activities	(1,307)	(1,133)	(1,045)	(1,162)
Net (decrease) increase in cash and cash equivalents	(56)	(795)	1,798	(1,467)
Cash and cash equivalents at beginning of period	2,173	1,261	319	1,933
Cash and cash equivalents at end of period	$2,117	$466	$2,117	$466
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$32	$40	$94	$127
Cash paid during the period for taxes	$—	$—	$4	$18
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). From its inception into the third quarter of 2013, the Company’s Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability corporation. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS”) (the “Managing Member” or “Manager”), a Nevada limited liability corporation, which assumed the role of Managing Member of the Company. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of September 30, 2013, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2013 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, and adjustments thereto.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the nine months ended September 30, 2013 and 2012, and as of September 30, 2013 and December 31, 2012, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2013, the terms of the notes receivable are 17 to 42 months and bear interest at rates ranging from 11.37% to 16.22%. The notes are generally secured by the equipment financed. The notes mature from 2013 through 2016.

The Company had no notes in non-accrual status at both September 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have three notes receivable that were deemed impaired, two of which remained outstanding as of September 30, 2013.

Two of the three impaired notes at December 31, 2012 were placed in non-accrual status in 2010, at which time their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. During 2011, the notes were deemed impaired relative to their original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance. During the previous periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The notes were returned to accrual status effective October 1, 2012. As of September 30, 2013, the aforementioned notes remain outstanding with principal balances outstanding of $10 thousand and $12 thousand, respectively. Through September 30, 2013, the Company had previously accumulated $22 thousand of fair value adjustments to reduce the fair value of the impaired notes.

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

As of September 30, 2013, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2013	$175
Year ending December 31, 2014	567
2015	314
2016	111
1,167
Less: portion representing unearned interest income	(132)
1,035
Unamortized initial direct costs	4
Less: Reserve for impairment	(22)
Notes receivable, net	$1,017

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$1	$3	$5	$6
IDC amortization – lease assets	7	8	21	35
Total	$8	$11	$26	$41

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$16	$4	$—	$20
Provision (reversal of provision)	—	12	(6)	45	—	51
Balance December 31, 2012	—	12	10	49	—	71
Reversal of provision	—	(12)	(9)	—	—	(21)
Asset disposal	—	—	—	(27)	—	(27)
Balance September 30, 2013	$—	$—	$1	$22	$—	$23

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

September 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$22	$—	$22
Ending balance: individually evaluated for impairment	$22	$—	$22
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,039[1]	$224	$1,263
Ending balance: individually evaluated for impairment	$1,039	$224	$1,263
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$49	$—	$49
Ending balance: individually evaluated for impairment	$49	$—	$49
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,566[2]	$338	$1,904
Ending balance: individually evaluated for impairment	$1,566	$338	$1,904
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $6 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes IDC) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$1,013	$1,538	$224	$338
Special mention	—	22	—	—
Substandard	—	—	—	—
Doubtful	22	—	—	—
Total	$1,035	$1,560	$224	$338

As of September 30, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	22	22	22	22	—
Total	$22	$22	$22	$22	$—

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	107	107	49	146	18
Total	$107	$107	$49	$146	$18

At September 30, 2013 and December 31, 2012, investment in financing receivables is aged as follows (in thousands):

September 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,035	$1,035	$—
Finance leases	—	—	—	—	224	224	—
Total	$—	$—	$—	$—	$1,259	$1,259	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	—	—	125	125	213	338	125
Total	$—	$—	$125	$125	$1,773	$1,898	$125

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company had no investment in financing receivables in non-accrual status at both September 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have three notes receivable that were deemed impaired, two of which remained outstanding as of September 30, 2013. See Note 3 for further discussion.

As of September 30, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$11,961	$399	$(2,109)	$10,251
Net investment in direct financing leases	338	(21)	(93)	224
Assets held for sale or lease, net	885	(38)	—	847
Initial direct costs, net of accumulated amortization of $106 at September 30, 2013 and $96 at December 31, 2012	53	—	(21)	32
Total	$13,237	$340	$(2,223)	$11,354

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three and nine months ended September 30, 2013 and 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $705 thousand and $737 thousand for the respective three months ended September 30, 2013 and 2012, and was $2.1 million and $2.4 million for the respective nine months ended September 30, 2013 and 2012.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance September 30, 2013
Transportation	$4,935	$—	$—	$4,935
Manufacturing	2,606	663	—	3,269
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Materials handling	4,276	—	(2,373)	1,903
Computer	—	139	—	139
Other	—	93	(3)	90
	19,866	895	(2,376)	18,385
Less accumulated depreciation	(7,905)	(2,109)	1,880	(8,134)
Total	$11,961	$(1,214)	$(496)	$10,251

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both September 30, 2013 and December 31, 2012. There were no operating leases in non-accrual status at September 30, 2013 and December 31, 2012.

Direct financing leases:

As of September 30, 2013, investment in direct financing leases consists of materials handling and manufacturing equipment. As of December 31, 2012, such investment in direct financing leases consisted of various types of manufacturing, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The components of the Company’s investment in direct financing leases as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Total minimum lease payments receivable	$348	$538
Estimated residual values of leased equipment (unguaranteed)	12	33
Investment in direct financing leases	360	571
Less unearned income	(136)	(233)
Net investment in direct financing leases	$224	$338

There were no investments in direct financing leases in non-accrual status at September 30, 2013 and December 31, 2012.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2013	$842	$51	$893
Year ending December 31, 2014	2,871	175	3,046
2015	1,174	109	1,283
2016	471	13	484
2017	471	—	471
2018	109	—	109
	$5,938	$348	$6,286

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

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

During the three and nine months ended September 30, 2013 and 2012, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative costs reimbursed to Managing Member and/or affiliates	$97	$100	$285	$288
Asset management fees to Managing Member and/or affiliates	40	52	125	159
Acquisition and initial direct costs paid to Managing Member and/or affiliates	46	26	87	136
	$183	$178	$497	$583

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At September 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2013, gross lease rentals totaled approximately $4.7 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $7.8 million. The notes mature at various dates from 2014 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2013	$581	$27	$608
Year ending December 31, 2014	2,065	65	2,130
2015	873	30	903
2016	454	17	471
2017	464	7	471
2018	103	1	104
	$4,540	$147	$4,687

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of September 30, 2013 and December 31, 2012, borrowings under the facility were as follows (in thousands):

	September 30, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,225)	(5,490)
Total remaining available under the venture, acquisition and warehouse facilities	$58,775	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $9.7 million, 0.47 to 1, and 49.89 to 1, respectively, as of September 30, 2013. As such, as of September 30, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2013 and December 31, 2012.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short-term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of September 30, 2013, the investment program participants were the Company, ATEL 14, LLC and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2013 and December 31, 2012.

9. Commitments:

At Septembers 30, 2013, there were commitments to fund investments in notes receivable totaling approximately $109 thousand. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

11. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of September 30, 2013 and December 31, 2012, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributions	$674	$674	$2,021	$2,021
Weighted average number of Units outstanding	2,993,482	2,993,482	2,993,482	2,993,482
Weighted average distributions per Unit	$0.23	$0.23	$0.68	$0.68

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at September 30, 2013. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three and nine months ended September 30, 2013.

During the first nine months of 2012, the Company had recorded fair value adjustments totaling $45 thousand relative to three impaired notes: $18 thousand relative to incremental fair value adjustments recorded during the first quarter of 2012 to further reduce the cost basis of two impaired notes originally deemed impaired in 2011, and an initial fair value of $27 thousand, recorded during the second quarter of 2012, for an additional impaired note.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for impaired loans as deemed necessary.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,117	$2,117	$—	$—	$2,117
Notes receivable, net	1,017	—	—	1,017	1,017
Investment in securities	274	—	—	274	274
Financial liabilities:
Non-recourse debt	4,540	—	—	4,531	4,531

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$319	$319	$—	$—	$319
Notes receivable, net	1,517	—	—	1,517	1,517
Investment in securities	289	—	—	289	289
Financial liabilities:
Non-recourse debt	3,400	—	—	3,412	3,412

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

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Company had net income of $116 thousand and $102 thousand for the three months ended September 30, 2013 and 2012, respectively. Results for the third quarter of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 decreased by $24 thousand, or 2%, as compared to the prior year period. The decrease was primarily due to a $53 thousand decline in operating lease revenues offset, in part, by a $34 thousand increase in gain on sales of lease assets and early termination of notes.

The decrease in operating lease revenues was largely attributable to run-off and sales of lease assets partially offset by revenues derived from eight new leases which commenced during the first quarter of 2013. The increase in gain on sales of lease assets and early termination of notes was primarily attributable to a period over period increase in volume and change in the mix of assets sold.

Expenses

Total operating expenses for the third quarter of 2013 decreased by $38 thousand, or 4%, as compared to the prior year period. The decrease was primarily due to reductions in depreciation expense, the provision for credit losses, and asset management fees paid to the Managing Member partially offset by an increase in acquisition expense.

The decrease in depreciation expense totaled $32 thousand and was largely a result of run-off and sales of lease assets. The provision for credit losses declined by $16 thousand largely due to an increase in collection of accounts receivable amounts previously reserved; and, asset management fees paid to the Managing Member was reduced by $12 thousand largely due to the decrease in managed assets and related rents.

The aforementioned decreases in expenses were partially offset by a $26 thousand increase in acquisition expense. Such increase was mostly attributable to higher business development costs.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Company had net income of $375 thousand for the first nine months of 2013 as compared to a net loss of $18 thousand for the first nine months of 2012. Results for the first nine months of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 decreased by $76 thousand, or 2%, as compared to the prior year period. The decrease was primarily due to a decline in operating lease revenues offset, in part, by increases in gain on sales of lease assets and early termination of notes, other revenue and interest on notes receivable.

The decrease in operating lease revenues totaled $307 thousand and was largely a result of run-off and sales of lease assets partially offset by revenue derived from eight new leases which commenced during the first quarter of 2013.

The aforementioned decrease in operating lease revenues was offset, in part, by increases in gain on sales of lease assets and early termination of notes, other revenue and interest on notes receivable totaling $152 thousand, $43 thousand and $27 thousand, respectively.

The increase in gain on sales of lease assets and early termination of notes was primarily attributable to a period over period increase in volume, a change in the mix of assets sold, and a $27 thousand gain on a note receivable that was fully settled prior to its scheduled maturity. Other revenue increased as a result of deferred maintenance fees collected during the current year period; and, interest on notes receivable increased largely due to additional revenue from new loans funded since September 30, 2012.

Expenses

Total operating expenses for the first nine months of 2013 decreased by $469 thousand, or 14%, as compared to the prior year period. The decrease was primarily due to reductions in depreciation expense, the provision for credit losses, acquisition expense and asset management fees paid to the Managing Member.

The decrease in depreciation expense totaled $273 thousand and was largely a result of run-off and sales of lease assets. The provision for credit losses declined by $69 thousand largely due to an increase in recovery of accounts receivable amounts previously reserved, and a $27 thousand prior year period fair value adjustment relative to an impaired note. Moreover, acquisition expense decreased by $44 thousand largely due to reduced costs related to identifying potential lease and funding transactions; and, asset management fees paid to the Managing Member declined by $34 thousand as a result of the decrease in managed assets and related rents.

Capital Resources and Liquidity

At September 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $2.1 million and $319 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$919	$786	$2,511	$2,480
Investing activities	332	(448)	332	(2,785)
Financing activities	(1,307)	(1,133)	(1,045)	(1,162)
Net (decrease) increase in cash and cash equivalents	$(56)	$(795)	$1,798	$(1,467)

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $158 thousand and $38 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the third quarters of 2013 and 2012, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member, pay down debt and fund investments in notes receivable. Total distributions paid to Members amounted to $729 thousand for each of the three months ended September 30, 2013 and 2012. Cash used to pay down debt totaled $578 thousand and $404 thousand for the third quarters of 2013 and 2012, respectively; and, cash used to fund investments in notes receivable totaled $1 thousand and $784 thousand for the same respective periods.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $2.7 million and $3.5 million, and realized $684 thousand and $194 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective nine months ended September 30, 2013 and 2012.

During the same respective periods, cash was primarily used to acquire lease assets and fund investments in notes receivable, pay distributions to both Other Members and the Managing Member, and to pay down debt.

Cash used to acquire lease assets totaled $895 thousand and $2.6 million during the first nine months of 2013 and 2012, respectively, while cash used to fund loans totaled $93 thousand and $1.0 million during the same respective periods. Total distributions paid to Members amounted to $2.2 million for each of the first nine months of 2013 and 2012; and, cash used to pay down debt totaled $1.6 million and $2.5 million for the first nine months of 2013 and 2012, respectively.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $9.7 million, 0.47 to 1, and 49.89 to 1, respectively, as of September 30, 2013. As such, as of September 30, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2013 (in thousands):

Net income – GAAP basis	$684
Interest expense	88
Depreciation and amortization	2,765
Amortization of initial direct costs	35
Reversal of provision for credit losses	(18)
Principal payments received on direct finance leases	141
Principal payments received on notes receivable	695
EBITDA (for Credit Facility financial covenant calculation only)	$4,390

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

Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $4.5 million and $3.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through September 30, 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, there were commitments to fund investments in notes receivable totaling approximately $109 thousand (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2013

ATEL 12, LLC
(Registrant)

By:	ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)