Form 10-K
period 2013-12-31
ATEL 12, LLC
filed 2014-03-18
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 2,993,482.

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

As of December 31, 2013, cumulative contributions, net of rescissions and repurchases, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2013, the Company had purchased equipment with a total acquisition price of $28.6 million. The Company had also loaned $5.4 million for notes receivable secured by various assets.

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

During 2013 and 2012, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

	Type of Equipment	Percentage of Total Leasing and Lending Revenues
Lessee		2013	2012
Nomac Drilling, LLC	Mining	17%	15%
IBM Corporation	Research	16%	14%
Aircraft Service International, Inc.	Aviation	10%	*
Wal-Mart Transportation, LLC	Transportation	10%	*
Newell Rubbermaid, Inc.	Materials handling	*	15%
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2013 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	27.24%
Transportation	4,934	17.23%
Research	3,963	13.84%
Manufacturing	3,518	12.29%
Construction	2,989	10.44%
Mining	2,893	10.10%
Aviation	2,167	7.57%
Other	370	1.29%
	$28,635	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$6,569	22.94%
Gas/Coal products	4,684	16.36%
Retail	2,903	10.14%
Food products	2,877	10.05%
Rubber/Miscellaneous plastics	2,764	9.65%
Air transportation	2,167	7.57%
Lumber/Wood products	1,680	5.87%
Transportation services	1,644	5.74%
Manufacturing	895	3.13%
Chemical products	863	3.01%
Industrial machinery	783	2.73%
Other	806	2.81%
	$28,635	100.00%

From inception to December 31, 2013, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$4,051	$846	$3,971
Research	875	208	873
Other	47	13	48
	$4,973	$1,067	$4,892

For further information regarding the Company’s equipment lease portfolio as of December 31, 2013, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2013 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Miscellaneous office equipment	$3,484	65.05%
Research	804	15.01%
Computers	599	11.18%
Manufacturing	400	7.47%
Other	69	1.29%
	$5,356	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Health services	$1,569	29.29%
Electronics	1,055	19.70%
Manufacturing	805	15.03%
Engineering/Management	750	14.00%
Business services	578	10.79%
Lab equipment	399	7.45%
Chemicals/Allied products	200	3.74%
	$5,356	100.00%

From inception to December 31, 2013, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Miscellaneous office equipment	$1,750	$201	$1,383
Computers	599	—	760
Research	599	242	477
Other	69	53	28
	$3,017	$496	$2,648

For further information regarding the Company’s notes receivable portfolio as of December 31, 2013, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 907 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2013. AFS estimates the Company’s per unit value by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. And when applicable, the same was applied to loans incurred under the receivables funding program and the acquisition facility since they also bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities. The valuation of the Company’s warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s).

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2013 valuation date. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $6.35 per Unit.

The aforementioned valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

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

The Company commenced periodic distributions in February 2008. The rate for monthly distributions from 2013 operations was $0.075 per Unit for the period from January through December 2013. Likewise the rate for monthly distributions from 2012 operations was $0.075 per Unit for the period from January through December 2012. The rate for each of the quarterly distributions paid in 2013 and 2012 was $0.225 per Unit.

The following table presents summarized information regarding distributions to Other Members:

	2013	2012
Net income per Unit, based on weighted average Units outstanding	$0.26	$0.02
Return of investment	0.64	0.88
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.90	$0.90

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2013	2012
Gas/Coal	23%	18%
Retail	15%	11%
Business services	13%	23%
Air transportation	11%	*
Food products	*	10%
Rubber/Miscellaneous plastics	*	10%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2013 and 2012 as follows:

	Type of Equipment	Percentage of Total Leasing and Lending Revenues
Lessee		2013	2012
Nomac Drilling, LLC	Mining	17%	15%
IBM Corporation	Research	16%	14%
Aircraft Service International, Inc.	Aviation	10%	*
Wal-Mart Transportation, LLC	Transportation	10%	*
Newell Rubbermaid, Inc.	Materials handling	*	15%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired during the period from 2008 to 2013. The utilization percentage of existing assets under lease was 99% and 98% as of December 31, 2013 and 2012, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2013 versus 2012

The Company had net income of $992 thousand and $291 thousand for the years ended December 31, 2013 and 2012, respectively. Results for 2013 reflect a decrease in total operating expenses and an increase in total revenues when compared to prior year.

Revenues

Total revenues for 2013 increased by $197 thousand, or 4%, as compared to prior year. The net increase in total revenues was largely attributable to increases in unrealized gain on fair valuation of warrants, other revenue and gain on sales of lease assets and early termination of notes receivable offset, in part, by a decrease in operating lease revenues.

The increase in unrealized gain on fair valuation of warrants totaled $555 thousand and was attributable to the addition of warrants of certain portfolio companies. The increase in other revenue totaled $38 thousand and was largely due to deferred maintenance fees collected during the current year and a franchise tax refund received from the state of California. Moreover, the increase in gain on sales of lease assets and early termination of notes totaled $31 thousand and was primarily attributable to an increase in volume and change in the mix of assets sold, and a $27 thousand gain on a note receivable that was fully settled prior to its scheduled maturity.

The aforementioned increases in revenues were partially offset by a $419 thousand decline in operating lease revenues. Such decrease was largely a result of run-off and sales of lease assets partially offset by revenue derived from eight new leases which commenced during the first quarter of 2013.

Expenses

Total operating expenses for 2013 declined by $504 thousand, or 12%, as compared to prior year, primarily as a result of decreases in depreciation expense, the provision for credit losses, asset management fees and cost reimbursements to the Manager.

The decrease in depreciation expense totaled $271 thousand and was mainly a result of run-off and sales of lease assets. The provision for credit losses declined by $92 thousand largely due to $45 thousand of prior year fair value adjustments on impaired notes coupled with a current year increase in recovery of accounts receivable amounts previously reserved. Moreover, asset management fees paid to the Managing Member declined by $44 thousand as a result of the decrease in managed assets and related rents; and, cost reimbursements to the Managing Member declined by $43 thousand primarily due to a lower allocation of costs based on the Company’s declining asset base.

Capital Resources and Liquidity

At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $857 thousand and $319 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$3,194	$3,451
Investing activities	(302)	(2,769)
Financing activities	(2,354)	(2,296)
Net increase (decrease) in cash and cash equivalents	$538	$(1,614)

2013 versus 2012

During 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company utilized borrowings totaling $2.7 million and $3.5 million, and realized $689 thousand and $393 thousand of proceeds from sales of lease assets and/or the early termination of notes receivable during the respective years ended December 31, 2013 and 2012.

During the same respective years, cash was primarily used to acquire lease assets and fund investments in notes receivable, pay distributions to both Other Members and the Managing Member, and to pay down debt.

Cash used to acquire lease assets totaled $895 thousand and $2.6 million during the years ended December 31, 2013 and 2012, respectively, while cash used to fund loans totaled $905 thousand and $1.4 million during the same respective years. Total distributions paid to Members amounted to $2.9 million for each of the twelve-month periods ended December 31, 2013 and 2012; and, cash used to pay down debt totaled $2.2 million and $2.9 million for 2013 and 2012, respectively.

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million and expiration extended to June 2015.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $9.6 million, 0.41 to 1, and 35.10 to 1, respectively, as of December 31, 2013. As such, as of December 31, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2013 (in thousands):

Net income – GAAP basis	$992
Interest expense	117
Depreciation and amortization	2,767
Amortization of initial direct costs	33
Unrealized gain on fair valuation of warrants	(555)
Reversal of provision for credit losses	(41)
Principal payments received on direct finance leases	117
Principal payments received on notes receivable	677
EBITDA (for Credit Facility financial covenant calculation only)	$4,107
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

Non-Recourse Long-Term Debt

As of December 31, 2013 and 2012, the Company had non-recourse long-term debt totaling $4.0 million and $3.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through December 31, 2013. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 14, 2014

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$857	$319
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2013 and $22 at December 31, 2012	55	57
Notes receivable, net of unearned interest income of $255 and allowance for credit losses of $0 at December 31, 2013 and net of unearned interest income of $230 and allowance for credit losses of $49 at December 31, 2012	1,701	1,517
Investment in securities	275	289
Fair value of warrants	555	—
Investments in equipment and leases, net of accumulated depreciation of $11,046 at December 31, 2013 and $10,290 at December 31, 2012	10,653	13,237
Prepaid expenses and other assets	30	32
Total assets	$14,126	$15,451
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$55	$72
Accrued distributions to Other Members	230	230
Other	211	136
Non-recourse debt	3,958	3,400
Unearned operating lease income	101	122
Total liabilities	4,555	3,960
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,571	11,491
Total Members’ capital	9,571	11,491
Total liabilities and Members’ capital	$14,126	$15,451

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$3,796	$4,215
Direct financing leases	123	141
Interest on notes receivable	146	141
Gain on sales of lease assets and early termination of notes	57	26
Gain on sales or dispositions of securities	5	—
Unrealized gain on fair valuation of warrants	555	—
Other	87	49
Total revenues	4,769	4,572
Expenses:
Depreciation of operating lease assets	2,767	3,038
Asset management fees to Managing Member	164	208
Acquisition expense	121	134
Cost reimbursements to Managing Member and affiliates	365	408
(Reversal of) provision for credit losses	(41)	51
Amortization of initial direct costs	33	50
Interest expense	117	121
Professional fees	83	87
Outside services	38	47
Other	130	137
Total operating expenses	3,777	4,281
Net income	$992	$291
Net income:
Managing Member	$218	$218
Other Members	774	73
	$992	$291
Net income per Limited Liability Company Unit (Other Members)	$0.26	$0.02
Weighted average number of Units outstanding	2,993,482	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	2,993,482	$14,112	$—	$14,112
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	73	218	291
Balance December 31, 2012	2,993,482	11,491	—	11,491
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	774	218	992
Balance December 31, 2013	2,993,482	$9,571	$—	$9,571

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
Operating activities:
Net income	$992	$291
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(57)	(26)
Depreciation of operating lease assets	2,767	3,038
Amortization of initial direct costs	33	50
(Reversal of) provision for credit losses	(41)	51
Gain on sales or dispositions of securities	(5)	—
Unrealized gain on fair valuation of warrants	(555)	—
Changes in operating assets and liabilities:
Accounts receivable	21	21
Prepaid expenses and other assets	2	(22)
Accounts payable, Managing Member	(17)	30
Accounts payable, other	75	62
Unearned operating lease income	(21)	(44)
Net cash provided by operating activities	3,194	3,451
Investing activities:
Purchases of equipment on operating leases	(895)	(2,606)
Purchase of securities	(2)	—
Proceeds from sales of lease assets and early termination of notes	689	393
Payments of initial direct costs	(4)	(8)
Note receivable advances	(905)	(1,434)
Proceeds from sale of securities	21	—
Principal payments received on direct financing leases	117	263
Principal payments received on notes receivable	677	623
Net cash used in investing activities	(302)	(2,769)
Financing activities:
Borrowings under non-recourse debt	2,734	2,021
Repayments under non-recourse debt	(2,176)	(1,405)
Borrowings under acquisition facility	—	1,500
Repayments under acquisition facility	—	(1,500)
Distributions to Other Members	(2,694)	(2,694)
Distributions to Managing Member	(218)	(218)
Net cash used in financing activities	(2,354)	(2,296)
Net increase (decrease) in cash and cash equivalents	538	(1,614)
Cash and cash equivalents at beginning of year	319	1,933
Cash and cash equivalents at end of year	$857	$319
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$120	$125
Cash paid during the year for taxes	$4	$18
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$230	$230
Distributions payable to Managing Member at year-end	$19	$19

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

As of December 31, 2013, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December 31, 2013 and 2012, and as of December 31, 2013 and 2012, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary at December 31, 2013 and 2012. Gains recognized on sales or dispositions of investment securities totaled $5 thousand for the year ended December 31, 2013. There were no sales or dispositions of investment securities during 2012.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2013, the Company’s portfolio of warrants had an estimated fair value of $555 thousand. At December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2013 and 2012, the related provision for state income taxes was approximately $4 thousand and $16 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$9,571	$11,491
Tax basis of net assets (unaudited)	8,387	11,044
Difference	$1,184	$447

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net income per financial statements	$992	$291
Tax adjustments (unaudited):
Adjustment to depreciation expense	(554)	(1,671)
Provision for losses and doubtful accounts	(19)	6
Adjustments to revenues/other expenses	42	219
Adjustments to gain on sales of assets	348	4
Other	(553)	54
Loss per federal tax return (unaudited)	$256	$(1,097)

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

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2013	2012
Gas/Coal	23%	18%
Retail	15%	11%
Business services	13%	23%
Air transportation	11%	*
Food products	*	10%
Rubber/Miscellaneous plastics	*	10%
*	Less than 10%

During 2013 and 2012, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets as follows:

	Type of Equipment	Percentage of Total Leasing and Lending Revenues
Lessee		2013	2012
Nomac Drilling, LLC	Mining	17%	15%
IBM Corporation	Research	16%	14%
Aircraft Service International, Inc.	Aviation	10%	*
Wal-Mart Transportation, LLC	Transportation	10%	*
Newell Rubbermaid, Inc.	Materials handling	*	15%
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2013, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 14.30% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2017.

As of December 31, 2013, the Company had neither notes in non-accrual status nor impaired notes. By comparison, as of December 31, 2012, the Company had no notes in non-accrual status. The Company did, however, have three notes receivable that were deemed impaired as of the same date.

Two of the three impaired notes at December 31, 2012 were placed in non-accrual status in 2010, at which time their terms were modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at their original rates of 11.58% and 11.78%, respectively. During 2011, the notes were deemed impaired relative to their original payment terms. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

dollar amount was received to significantly reduce the then outstanding principal balance. During the previous periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The notes were returned to accrual status effective October 1, 2012. Both impaired notes were fully settled during the fourth quarter of 2013. The Company had accumulated $22 thousand of fair value adjustments relative to the aforementioned notes through their settlement date.

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

As of December 31, 2013, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2014	$893
2015	618
2016	400
2017	40
1,951
Less: portion representing unearned interest income	(255)
1,696
Unamortized initial direct costs	5
Notes receivable, net	$1,701

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
IDC amortization – notes receivable	$6	$8
IDC amortization – lease assets	27	42
Total	$33	$50

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$16	$4	$—	$20
Provision (reversal of provision)	—	12	(6)	45	—	51
Balance December 31, 2012	—	12	10	49	—	71
Reversal of provision	—	(12)	(7)	(22)	—	(41)
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	$—	$—	$3	$—	$—	$3

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of December 31, 2013 and 2012 were as follows (in thousands):

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,701[1]	$200	$1,901
Ending balance: individually evaluated for impairment	$1,701	$200	$1,901
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $5 of unamortized initial direct costs.

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$49	$—	$49
Ending balance: individually evaluated for impairment	$49	$—	$49
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,566[2]	$338	$1,904
Ending balance: individually evaluated for impairment	$1,566	$338	$1,904
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $6 of unamortized initial direct costs.

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

At December 31, 2013 and 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$1,696	$1,538	$200	$338
Special mention	—	22	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,696	$1,560	$200	$338

There were no impaired loans at December 31, 2013. As of December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	107	107	49	146	18
Total	$107	$107	$49	$146	$18

At December 31, 2013 and 2012, investment in financing receivables is aged as follows (in thousands):

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,696	$1,696	$—
Finance leases	87	—	—	87	113	200	—
Total	$87	$—	$—	$87	$1,809	$1,896	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,560	$1,560	$—
Finance leases	—	—	125	125	213	338	125
Total	$—	$—	$125	$125	$1,773	$1,898	$125

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

As discussed in Note 4, the Company had no notes in non-accrual status as of December 31, 2013 and 2012. As of December 31, 2012, the Company did, however, have three notes receivable that were deemed impaired, all of which have been settled by November 2013. There were no impaired notes as of December 31, 2013. See Note 4 for further discussion.

As of December 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2012, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$11,961	$398	$(2,767)	$9,592
Net investment in direct financing leases	338	(21)	(117)	200
Assets held for sale or lease, net	885	(50)	—	835
Initial direct costs, net of accumulated amortization of $85 at December 31, 2013 and $96 at December 31, 2012	53	—	(27)	26
Total	$13,237	$327	$(2,911)	$10,653

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during 2013 and 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $2.8 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.

As shown in Note 4, IDC amortization expense related to the Company’s operating and direct financing leases totaled $27 thousand and $42 thousand for the years ended December 31, 2013 and 2012, respectively.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

All of the Company’s leased property was acquired during the period from 2008 to 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance December 31, 2013
Transportation	$4,935	$—	$—	$4,935
Manufacturing	2,606	663	—	3,269
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Materials handling	4,276	—	(2,374)	1,902
Computer	—	139	—	139
Other	—	93	(3)	90
	19,866	895	(2,377)	18,384
Less accumulated depreciation	(7,905)	(2,767)	1,880	(8,792)
Total	$11,961	$(1,872)	$(497)	$9,592

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both December 31, 2013 and 2012. There were no operating leases in non-accrual status at December 31, 2013 and 2012.

Direct financing leases:

As of December 31, 2013, investment in direct financing leases consists of various types of manufacturing and materials handling equipment. As of December 31, 2012, such investment in direct financing leases consisted of various types of manufacturing, cleaning services and materials handling equipment such as sweepers, forklifts and lift trucks. The components of the Company’s investment in direct financing leases as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Total minimum lease payments receivable	$297	$538
Estimated residual values of leased equipment (unguaranteed)	12	33
Investment in direct financing leases	309	571
Less unearned income	(109)	(233)
Net investment in direct financing leases	$200	$338

There were no investments in direct financing leases in non-accrual status at December 31, 2013 and 2012.

At December 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2014	$2,899	$175	$3,074
2015	1,174	109	1,283
2016	471	13	484
2017	471	—	471
2018	109	—	109
	$5,124	$297	$5,421

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

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

During the years ended December 31, 2013 and 2012, the Managing Member and/or affiliates earned commissions and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2013	2012
Administrative costs reimbursed to Managing Member and/or affiliates	$365	$408
Asset management fees to Managing Member and/or affiliates	164	208
Acquisition and initial direct costs paid to Managing Member and/or affiliates	125	142
	$654	$758

8. Non-recourse debt:

At December 31, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2013, gross lease rentals totaled approximately $4.1 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $7.3 million. The notes mature at various dates from 2014 through 2018.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2014	$2,064	$65	$2,129
2015	873	30	903
2016	454	17	471
2017	464	7	471
2018	103	1	104
	$3,958	$120	$4,078

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million and expiration extended to June 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of December 31, 2013 and 2012, borrowings under the facility were as follows (in thousands):

	2013	2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(7,310)	(5,490)
Total remaining available under the venture, acquisition and warehouse facilities	$52,690	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $9.6 million, 0.41 to 1, and 35.10 to 1, respectively, as of December 31, 2013. As such, as of December 31, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding as of December 31, 2013 and 2012. During the first six months of 2012, the Company borrowed and repaid $1.5 million. The year-to-date weighted average rate on such borrowings was 3.30%.

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

As of December 31, 2013, the investment program participants were the Company, ATEL 14, LLC and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2013 and December 31, 2012.

10. Commitments:

At December 31, 2013, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

12. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of December 31, 2013 and 2012, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital: - (continued)

otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2013 and 2012 were as follows (in thousands, except as to Units and per Unit data):

	2013	2012
Distributions	$2,694	$2,694
Weighted average number of Units outstanding	2,993,482	2,993,482
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same date, there were no non-recurring fair value adjustments. No assets or liabilities required measurement at fair value on a recurring basis at December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable during 2012. Amounts at December 31, 2012 reflect the fair value of the then existing impaired assets.

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

The measurement methodologies are as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $555 thousand. Such valuation is classified within Level 3 of the valuation hierarchy. As of December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the year ended December 31, 2013.

During 2012, the Company had recorded fair value adjustments totaling $45 thousand relative to three impaired notes: $18 thousand relative to incremental fair value adjustments recorded during the first quarter of 2012 to further reduce the cost basis of two impaired notes originally deemed impaired in 2011, and an initial fair value of $27 thousand, recorded during the second quarter of 2012, for an additional impaired note.

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

The aforementioned impaired notes were settled by November 2013. There were no impaired notes as of December 31, 2013.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 assets
Balance at December 31, 2012	$—
Unrealized gain on warrants, net recorded during the year	555
Balance at December 31, 2013	$555

There were no impaired assets at December 31, 2013. The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 (in thousands):

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$58	$—	$—	$58

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock Price	$0.05 - $25.76
			Exercise price	$0.05 - $25.76
			Time to Maturity (in years)	1.96 - 9.98
			Annual risk-free interest rate	0.38% - 3.04%
			Annualized volatility	17.80% - 100.00%

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$857	$857	$—	$—	$857
Notes receivable, net	1,701	—	—	1,701	1,701
Investment in securities	275	—	—	275	275
Fair value of warrants	555	—	—	555	555
Financial liabilities:
Non-recourse debt	3,958	—	—	3,940	3,940

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$319	$319	$—	$—	$319
Notes receivable, net	1,517	—	—	1,517	1,517
Investment in securities	289	—	—	289	289
Financial liabilities:
Non-recourse debt	3,400	—	—	3,412	3,412

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

From its inception into the third quarter of 2013, the Company’s Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability corporation. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS”) (the “Managing Member” or “Manager”), a Nevada limited liability corporation, which assumed the role of Managing Member of the Company. AFS is a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ACG and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations and communications services, and general administrative services are performed by AFS.

The officers and directors of ACG and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Asset Management Fee Limit

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% – [50%× .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, the Company incurred audit, audit related and/or other fees with its principal auditors as follows (in thousands):

	2013	2012
Audit fees	$49	$54
Other fees	1	—
	$50	$54

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014

ATEL 12, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Samuel Schussler Samuel Schussler, Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.