Form 10-Q
period 2014-03-31
ATEL 12, LLC
filed 2014-05-13
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2014 was 2,993,482.

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013
(In Thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$699	$857
Accounts receivable, net of allowance for doubtful accounts of $3 at March 31, 2014 and $3 at December 31, 2013	33	55
Notes receivable, net of unearned interest income of $208 at March 31, 2014 and $255 as of December 31, 2013	1,512	1,701
Investment in securities	275	275
Fair value of warrants	477	555
Investments in equipment and leases, net of accumulated depreciation of $11,562 at March 31, 2014 and $11,046 at December 31, 2013	9,921	10,653
Prepaid expenses and other assets	25	30
Total assets	$12,942	$14,126
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$95	$55
Accrued distributions to Other Members	230	230
Other	227	211
Non-recourse debt	3,371	3,958
Unearned operating lease income	62	101
Total liabilities	3,985	4,555
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,957	9,571
Total Members’ capital	8,957	9,571
Total liabilities and Members’ capital	$12,942	$14,126

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$901	$948
Direct financing leases	25	36
Interest on notes receivable	49	44
Gain on sales of lease assets and early termination of notes	115	44
Gain on sales or dispositions of securities	—	2
Unrealized loss on fair valuation of warrants	(78)	—
Other	1	24
Total revenues	1,013	1,098
Expenses:
Depreciation of operating lease assets	632	671
Asset management fees to Managing Member	40	47
Acquisition expense	23	43
Cost reimbursements to Managing Member and affiliates	78	94
Reversal of provision for credit losses	—	(16)
Amortization of initial direct costs	7	9
Interest expense	22	27
Professional fees	58	40
Outside services	13	7
Other	26	36
Total expenses	899	958
Net income	$114	$140
Net income:
Managing Member	$55	$55
Other Members	59	85
	$114	$140
Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.03
Weighted average number of Units outstanding	2,993,482	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE THREE MONTHS
ENDED MARCH 31, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	2,993,482	$11,491	$—	$11,491
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	774	218	992
Balance December 31, 2013	2,993,482	9,571	—	9,571
Distributions to Other Members ($0.22 per Unit)	—	(673)	—	(673)
Distributions to Managing Member	—	—	(55)	(55)
Net income	—	59	55	114
Balance March 31, 2014 (Unaudited)	2,993,482	$8,957	$—	$8,957

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$114	$140
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(115)	(44)
Depreciation of operating lease assets	632	671
Amortization of initial direct costs	7	9
Reversal of provision for credit losses	—	(16)
Gain on sales or dispositions of securities	—	(2)
Unrealized loss on fair valuation of warrants	78	—
Changes in operating assets and liabilities:
Accounts receivable	22	4
Prepaid expenses and other assets	5	5
Accounts payable, Managing Member	40	(42)
Accounts payable, other	16	25
Unearned operating lease income	(39)	(45)
Net cash provided by operating activities	760	705
Investing activities:
Purchases of equipment on operating leases	—	(895)
Proceeds from sales of lease assets and early termination of notes	183	245
Payments of initial direct costs	(5)	(2)
Note receivable advances	—	(92)
Principal payments received on direct financing leases	27	49
Principal payments received on notes receivable	192	198
Net cash provided by (used in) investing activities	397	(497)
Financing activities:
Borrowings under non-recourse debt	—	942
Repayments under non-recourse debt	(587)	(442)
Distributions to Other Members	(673)	(673)
Distributions to Managing Member	(55)	(55)
Net cash used in financing activities	(1,315)	(228)
Net decrease in cash and cash equivalents	(158)	(20)
Cash and cash equivalents at beginning of period	857	319
Cash and cash equivalents at end of period	$699	$299
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23	$27
Cash paid during the period for taxes	$1	$—
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230
Distributions payable to Managing Member at period-end	$19	$19

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

As of March 31, 2014, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,993,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2014 and 2013, and as of March 31, 2014 and December 31, 2013, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2014 and December 31, 2013, the Company’s portfolio of warrants had an estimated fair value of $477 thousand and $555 thousand, respectively.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2014, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2015 through 2017.

The Company had neither notes in non-accrual status nor impaired notes at both March 31, 2014 and December 31, 2013.

As of March 31, 2014, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2014	$654
Year ending December 31, 2015	618
2016	400
2017	40
1,712
Less: portion representing unearned interest income	(208)
1,504
Unamortized initial direct costs	8
Notes receivable, net	$1,512

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
IDC amortization – notes receivable	$2	$2
IDC amortization – lease assets	5	7
Total	$7	$9

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$12	$10	$49	$—	$71
Reversal of provision	—	(12)	(7)	(22)	—	(41)
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	—	3	—	—	3
Reversal of provision	—	—	—	—	—	—
Balance March 31, 2014	$—	$—	$3	$—	$—	$3

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

March 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,512 [1]	$180	$1,692
Ending balance: individually evaluated for impairment	$1,512	$180	$1,692
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $8 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,701 [2]	$200	$1,901
Ending balance: individually evaluated for impairment	$1,701	$200	$1,901
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $5 of unamortized initial direct costs.

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

At March 31, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Pass	$1,169	$1,696	$180	$200
Special mention	335	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,504	$1,696	$180	$200

At March 31, 2014 and December 31, 2013, investment in financing receivables is aged as follows (in thousands):

March 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,504	$1,504	$—
Finance leases	—	—	—	—	180	180	—
Total	$—	$—	$—	$—	$1,684	$1,684	$—

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,696	$1,696	$—
Finance leases	87	—	—	87	113	200	—
Total	$87	$—	$—	$87	$1,809	$1,896	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2014 and December 31, 2013. Likewise, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis at March 31, 2014 and December 31, 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2014
Net investment in operating leases	$9,592	$(90)	$(632)	$8,870
Net investment in direct financing leases	200	7	(27)	180
Assets held for sale or lease, net	835	15	—	850
Initial direct costs, net of accumulated amortization of $91 at March 31, 2014 and $85 at December 31, 2013	26	—	(5)	21
Total	$10,653	$(68)	$(664)	$9,921

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2014 and 2013.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $632 thousand and $671 thousand for the respective three months ended March 31, 2014 and 2013. IDC amortization expense related to the Company’s operating and direct financing leases totaled $5 thousand and $7 thousand for the respective three months ended March 31, 2014 and 2013 (See Note 3).

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance March 31, 2014
Transportation	$4,935	$—	$—	$4,935
Manufacturing	3,269	—	—	3,269
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Materials handling	1,902	—	(162)	1,740
Computer	139	—	—	139
Other	90	—	(87)	3
	18,384	—	(249)	18,135
Less accumulated depreciation	(8,792)	(632)	159	(9,265)
Total	$9,592	$(632)	$(90)	$8,870

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both March 31, 2014 and December 31, 2013. There were no operating leases in non-accrual status at March 31, 2014 and December 31, 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2014 and December 31, 2013, investment in direct financing leases consists of materials handling and manufacturing equipment. The components of the Company’s investment in direct financing leases as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Total minimum lease payments receivable	$252	$297
Estimated residual values of leased equipment (unguaranteed)	13	12
Investment in direct financing leases	265	309
Less unearned income	(85)	(109)
Net investment in direct financing leases	$180	$200

There were no investments in direct financing leases in non-accrual status at March 31, 2014 and December 31, 2013.

At March 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2014	$2,072	$126	$2,198
Year ending December 31, 2015	1,174	113	1,287
2016	471	13	484
2017	471	—	471
2018	109	—	109
	$4,297	$252	$4,549

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three months ended March 31, 2014 and 2013, the Managing Member and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$78	$94
Asset management fees to Managing Member and/or affiliates	40	47
Acquisition and initial direct costs paid to Managing Member and/or affiliates	28	45
	$146	$186

7. Non-recourse debt:

At March 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2014, gross lease rentals totaled approximately $3.5 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $6.9 million. The notes mature at various dates from 2014 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2014	$1,477	$43	$1,520
Year ending December 31, 2015	873	30	903
2016	454	17	471
2017	464	7	471
2018	103	1	104
	$3,371	$98	$3,469

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million, an affiliated participant added, and the expiration extended to June 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,195)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$73,805	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $9.0 million, 0.38 to 1, and 36.62 to 1, respectively, as of March 31, 2014. As such, as of March 31, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at March 31, 2014 and December 31, 2013.

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

As of March 31, 2014, the investment program participants were the Company, ATEL 14, LLC, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2014 and December 31, 2013.

9. Commitments:

At March 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

A total of 2,993,482 Units were issued and outstanding as of March 31, 2014 and December 31, 2013, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2014	2013
Distributions	$673	$673
Weighted average number of Units outstanding	2,993,482	2,993,482
Weighted average distributions per Unit	$0.22	$0.22

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

At March 31, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, there were no non-recurring fair value adjustments.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2014 and December 31, 2013, the calculated fair values of the Fund’s warrant portfolio approximated $477 thousand and $555 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$555
Unrealized loss on warrants, net recorded during the period	(78)
Balance at March 31, 2014	$477

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2014 and December 31, 2013:

March 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	1.72 – 9.73
			Risk-free interest rate	0.36% – 2.69%
			Annualized volatility	17.12% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	1.96 – 9.98
			Risk-free interest rate	0.38% – 3.04%
			Annualized volatility	17.80% – 100.00%

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

Notes receivable

The fair value of the Company’s notes receivable is generally estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market valuation techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$699	$699	$—	$—	$699
Notes receivable, net	1,512	—	—	1,512	1,512
Investment in securities	275	—	—	275	275
Fair value of warrants	477	—	—	477	477
Financial liabilities:
Non-recourse debt	3,371	—	—	3,356	3,356

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$857	$857	$—	$—	$857
Notes receivable, net	1,701	—	—	1,701	1,701
Investment in securities	275	—	—	275	275
Fair value of warrants	555	—	—	555	555
Financial liabilities:
Non-recourse debt	3,958	—	—	3,940	3,940

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

Results of Operations

The three months ended March 31, 2014 versus the three months ended March 31, 2013

The Company had net income of $114 thousand and $140 thousand for the three months ended March 31, 2014 and 2013, respectively. Results for the first quarter of 2014 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2014 decreased by $85 thousand, or 8%, as compared to the prior year period. The decrease was primarily due to an unrealized loss on fair valuation of warrants and reductions in operating lease revenue, and other revenue offset, in part, by an increase in gain on sales of lease assets and early termination of notes.

The unrealized loss on fair valuation of warrants totaled $78 thousand and was primarily attributable to the revaluation of certain warrant positions in the Fund’s portfolio. Operating lease revenues were lower by $47 thousand due to run-off and sales of lease assets; and other income declined by $23 thousand as the prior year period amount included fees collected for additional wear and tear on certain returned equipment.

Partially offsetting the aforementioned decreases in revenues was a $71 thousand increase in gain on sales of lease assets and early termination of notes. Such increase was largely a result of a period over period increase in volume and change in the mix of assets sold.

Expenses

Total expenses for the first quarter of 2014 decreased by $59 thousand, or 6%, as compared to the prior year period. The decrease was primarily due to reductions in depreciation and acquisition expenses.

The decrease in depreciation expense totaled $39 thousand and was largely a result of run-off and sales of lease assets; while the reduction in acquisition expense totaled $20 thousand and was primarily attributable to a lower level of spending related to identifying potential lease and funding transactions.

Capital Resources and Liquidity

At March 31, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $699 thousand and $857 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company currently believes it has available adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$760	$705
Investing activities	397	(497)
Financing activities	(1,315)	(228)
Net decrease in cash and cash equivalents	$(158)	$(20)

The three months ended March 31, 2014 versus the three months ended March 31, 2013

During the three months ended March 31, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. During the first quarter of 2013, the Company also utilized borrowings totaling $942 thousand as compared to none during the current year period. Moreover, the Company realized $183 thousand and $245 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the first quarters of 2014 and 2013, respectively.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and pay down debt. Total distributions paid to Members amounted to $728 thousand for each of the three months ended March 31, 2014 and 2013. Cash used to pay down debt totaled $587 thousand and $442 thousand for the first quarters of 2014 and 2013, respectively. During the first quarter of 2013, cash was used to fund investments in notes receivable totaling $92 thousand. There was no such funding during the current year period.

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. Such Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million, an affiliated participant added, and expiration extended to June 2015.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of March 31, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $9.0 million, 0.38 to 1, and 36.62 to 1, respectively, as of March 31, 2014. As such, as of March 31, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2014 (in thousands):

Net income – GAAP basis	$966
Interest expense	112
Depreciation and amortization	2,728
Amortization of initial direct costs	31
Reversal of provision for credit losses	(25)
Unrealized gain on fair valuation of warrants	(477)
Principal payments received on direct finance leases	95
Principal payments received on notes receivable	671
EBITDA (for Credit Facility financial covenant calculation only)	$4,101
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

Non-Recourse Long-Term Debt

As of March 31, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $3.4 million and $4.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through March 31, 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s critical accounting policies since December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 13, 2014

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