Form 10-Q
period 2014-06-30
ATEL 12, LLC
filed 2014-08-14
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$941	$857
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2014 and $3 at December 31, 2013	33	55
Notes receivable, net of unearned interest income of $153 at June 30, 2014 and $255 as of December 31, 2013	1,065	1,701
Investment in securities	258	275
Fair value of warrants	381	555
Investments in equipment and leases, net of accumulated depreciation of $12,059 at June 30, 2014 and $11,046 at December 31, 2013	9,006	10,653
Prepaid expenses and other assets	23	30
Total assets	$11,707	$14,126
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$58	$55
Accrued distributions to Other Members	230	230
Other	238	211
Non-recourse debt	2,955	3,958
Unearned operating lease income	76	101
Total liabilities	3,557	4,555
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,150	9,571
Total Members’ capital	8,150	9,571
Total liabilities and Members’ capital	$11,707	$14,126

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$946	$972	$1,847	$1,920
Direct financing leases	22	31	47	67
Interest on notes receivable	40	38	89	82
Gain on sales of lease assets and early termination of notes	30	19	145	63
Gain on sales or dispositions of securities	30	3	30	5
Unrealized loss on fair valuation of warrants	(96)	—	(174)	—
Other	3	14	4	38
Total revenues	975	1,077	1,988	2,175
Expenses:
Depreciation of operating lease assets	623	733	1,255	1,404
Asset management fees to Managing Member	39	38	79	85
Acquisition expense	3	(5)	26	38
Cost reimbursements to Managing Member and/or affiliates	83	94	161	188
Reversal of provision for credit losses	(3)	—	(3)	(16)
Impairment losses on equipment	226	—	226	—
Amortization of initial direct costs	7	9	14	18
Interest expense	18	34	40	61
Professional fees	20	11	78	51
Outside services	7	13	20	20
Other	28	31	54	67
Total expenses	1,051	958	1,950	1,916
Net (loss) income	$(76)	$119	$38	$259
Net income (loss):
Managing Member	$54	$54	$109	$109
Other Members	(130)	65	(71)	150
	$(76)	$119	$38	$259
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.04)	$0.02	$(0.02)	$0.05
Weighted average number of Units outstanding	2,993,471	2,993,482	2,993,476	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	2,993,482	$11,491	$—	$11,491
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	774	218	992
Balance December 31, 2013	2,993,482	9,571	—	9,571
Repurchases of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.45 per Unit)	—	(1,347)	—	(1,347)
Distributions to Managing Member	—	—	(109)	(109)
Net (loss) income	—	(71)	109	38
Balance June 30, 2014 (Unaudited)	2,992,482	$8,150	$—	$8,150

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net (loss) income	$(76)	$119	$38	$259
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(30)	(19)	(145)	(63)
Depreciation of operating lease assets	623	733	1,255	1,404
Amortization of initial direct costs	7	9	14	18
Reversal of provision for credit losses	(3)	—	(3)	(16)
Impairment losses on equipment	226	—	226	—
Gain on sales or dispositions of securities	(30)	(3)	(30)	(5)
Unrealized loss on fair valuation of warrants	96	—	174	—
Changes in operating assets and liabilities:
Accounts receivable	3	(4)	25	—
Prepaid expenses and other assets	2	2	7	7
Accounts payable, Managing Member	(37)	(6)	3	(48)
Accounts payable, other	11	69	27	94
Unearned operating lease income	14	(13)	(25)	(58)
Net cash provided by operating activities	806	887	1,566	1,592
Investing activities:
Purchases of equipment on operating leases	—	—	—	(895)
Purchase of securities	(24)	—	(24)	—
Proceeds from sales of lease assets and early termination of notes	329	281	512	526
Payments of initial direct costs	—	(1)	(5)	(3)
Note receivable advances	—	—	—	(92)
Proceeds from sale of securities	71	21	71	21
Principal payments received on direct financing leases	30	22	57	71
Principal payments received on notes receivable	177	174	369	372
Net cash provided by investing activities	583	497	980	—
Financing activities:
Borrowings under non-recourse debt	197	1,792	197	2,734
Repayments under non-recourse debt	(613)	(574)	(1,200)	(1,016)
Distributions to Other Members	(674)	(674)	(1,347)	(1,347)
Distributions to Managing Member	(54)	(54)	(109)	(109)

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Repurchases of Units	(3)	—	(3)	—
Net cash (used in) provided by financing activities	(1,147)	490	(2,462)	262
Net increase in cash and cash equivalents	242	1,874	84	1,854
Cash and cash equivalents at beginning of period	699	299	857	319
Cash and cash equivalents at end of period	$941	$2,173	$941	$2,173
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19	$35	$42	$62
Cash paid during the period for taxes	$2	$4	$3	$4
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

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

As of June 30, 2014, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2014 and 2013, and as of June 30, 2014 and December 31, 2013, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2014 and 2013. Purchased securities totaled $258 thousand and $275 thousand at June 30, 2014 and December 31, 2013, respectively. During the three- and six-month periods ended June 30, 2014, the Company recognized gains of $14 thousand on the disposition of certain purchased securities. By comparison, such gains totaled $3 thousand and $5 thousand for the respective three and six months ended June 30, 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During the three and six months ended June 30, 2014, the Company recorded unrealized losses of $96 thousand and $174 thousand, respectively, on fair valuation of its warrants. Such unrealized loss reduced the estimated fair value of the Company’s portfolio of warrants to $381 thousand at June 30, 2014 from $555 thousand at December 31, 2013. There were no unrealized gains or losses

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

recorded during the prior year period. During the three- and six-month periods ended June 30, 2014, the Company realized gains of $16 thousand on the net exercise of certain warrants. There was no such activity during the three and six months ended June 30, 2013.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2014, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2015 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both June 30, 2014 and December 31, 2013.

As of June 30, 2014, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2014	$282
Year ending December 31, 2015	490
2016	400
2017	40
1,212
Less: portion representing unearned interest income	(153)
1,059
Unamortized initial direct costs	6
Notes receivable, net	$1,065

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
IDC amortization – notes receivable	$2	$2	$4	$4
IDC amortization – lease assets	5	7	10	14
Total	$7	$9	$14	$18

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$12	$10	$49	$—	$71
Reversal of provision	—	(12)	(7)	(22)	—	(41)
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	—	3	—	—	3
Reversal of provision	—	—	(3)	—	—	(3)
Balance June 30, 2014	$—	$—	$—	$—	$—	$—

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

June 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,065[1]	$159	$1,224
Ending balance: individually evaluated for impairment	$1,065	$159	$1,224
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $6 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,701[2]	$200	$1,901
Ending balance: individually evaluated for impairment	$1,701	$200	$1,901
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $5 of unamortized initial direct costs.

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

At June 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$1,059	$1,696	$159	$200
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,059	$1,696	$159	$200

At June 30, 2014 and December 31, 2013, investment in financing receivables is aged as follows (in thousands):

June 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,059	$1,059	$—
Finance leases	70	4	—	74	85	159	—
Total	$70	$4	$—	$74	$1,144	$1,218	$—

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

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2014 and December 31, 2013. Likewise, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis at June 30, 2014 and December 31, 2013.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$9,592	$(115)	$(1,255)	$8,222
Net investment in direct financing leases	200	16	(57)	159
Assets held for sale or lease, net	835	(226)	—	609
Initial direct costs, net of accumulated amortization of $93 at June 30, 2014 and $85 at December 31, 2013	26	—	(10)	16
Total	$10,653	$(325)	$(1,322)	$9,006

Impairment of investments in leases:

Management periodically reviews the carrying values of its assets on leases. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three- and six-month periods ended June 30, 2014, the Company recorded fair value adjustments of $226 thousand to reduce the cost basis of certain impaired off-lease equipment. There were no such adjustments during the three and six months ended June 30, 2013.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $623 thousand and $733 thousand for the respective three months ended June 30, 2014 and 2013, and was $1.3 million and $1.4 million for the respective six months ended June 30, 2014 and 2013. IDC amortization expense related to the Company’s operating and direct financing leases totaled $5 thousand and $7 thousand for the respective three months ended June 30, 2014 and 2013, and $10 thousand and $14 thousand for the respective six months ended June 30, 2014 and 2013 (See Note 3).

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Transportation	$4,935	$—	$—	$4,935
Manufacturing	3,269	—	—	3,269
Construction	2,989	—	—	2,989
Mining	2,893	—	—	2,893
Aviation	2,167	—	—	2,167
Materials handling	1,902	—	(250)	1,652
Computer	139	—	(21)	118
Other	90	—	(87)	3
	18,384	—	(358)	18,026
Less accumulated depreciation	(8,792)	(1,255)	243	(9,804)
Total	$9,592	$(1,255)	$(115)	$8,222

The average estimated residual value for assets on operating leases was 29% of the assets’ original cost at both June 30, 2014 and December 31, 2013. There were no operating leases in non-accrual status at June 30, 2014 and December 31, 2013.

Direct financing leases:

As of June 30, 2014 and December 31, 2013, investment in direct financing leases consists of materials handling and manufacturing equipment. The components of the Company’s investment in direct financing leases as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Total minimum lease payments receivable	$212	$297
Estimated residual values of leased equipment (unguaranteed)	13	12
Investment in direct financing leases	225	309
Less unearned income	(66)	(109)
Net investment in direct financing leases	$159	$200

There were no investments in direct financing leases in non-accrual status at June 30, 2014 and December 31, 2013.

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2014	$1,309	$77	$1,386
Year ending December 31, 2015	1,251	117	1,368
2016	489	17	506
2017	471	1	472
2018	109	—	109
	$3,629	$212	$3,841

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

During the three and six months ended June 30, 2014 and 2013, the Managing Member and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$83	$94	$161	$188
Asset management fees to Managing Member	39	38	79	85
Acquisition and initial direct costs paid to Managing Member and/or affiliates	3	(5)	31	41
	$125	$127	$271	$314

7. Non-recourse debt:

At June 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 4.40% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2014, gross lease rentals totaled approximately $3.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $6.9 million. The notes mature at various dates from 2014 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2014	$956	$27	$983
Year ending December 31, 2015	978	30	1,008
2016	454	17	471
2017	464	7	471
2018	103	1	104
	$2,955	$82	$3,037

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

As of June 30, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(2,180)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$72,820	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of June 30, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $8.2 million, 0.36 to 1, and 42.79 to 1, respectively, as of June 30, 2014. As such, as of June 30, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the investment program participants were the Company, ATEL 14, LLC, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2014 and December 31, 2013.

9. Commitments:

At June 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

11. Members’ capital:

A total of 2,992,482 and 2,993,482 Units were issued and outstanding as of June 30, 2014 and December 31, 2013, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions	$674	$674	$1,347	$1,347
Weighted average number of Units outstanding	2,993,471	2,993,482	2,993,476	2,993,482
Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.45

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

At June 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of June 30, 2014, the Company recorded non-recurring fair value adjustments to reflect the fair value of certain impaired lease equipment. By comparison, there was no non-recurring fair value adjustments recorded as of December 31, 2013. Amounts at June 30, 2014 reflect the fair value of the then existing impaired assets.

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

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2014 and December 31, 2013, the calculated fair values of the Fund’s warrant portfolio approximated $381 thousand and $555 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$555
Unrealized loss on warrants, net recorded during the period	(174)
Balance at June 30, 2014	$381

Impaired off-lease equipment (non-recurring)

During the second quarter of 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $226 thousand to reduce the cost basis of the equipment. Such amount also represents total fair value adjustments for the six months ended June 30, 2014. The Company did not record non-recurring fair value adjustments to impair equipment during 2013.

The fair value adjustments recorded during the second quarter of 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2014 (in thousands):

	June 30, 2014	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired off-lease equipment	$610	$—	$—	$610

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2014 and December 31, 2013:

June 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	1.47 – 9.48
			Risk-free interest rate	0.29% – 2.46%
			Annualized volatility	16.40% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$5,000 – $150,000 (total of $610,000)
			Equipment Condition	Poor to Average

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$941	$941	$—	$—	$941
Notes receivable, net	1,065	—	—	1,065	1,065
Investment in securities	258	—	—	258	258
Fair value of warrants	381	—	—	381	381
Financial liabilities:
Non-recourse debt	2,955	—	—	2,771	2,771

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$857	$857	$—	$—	$857
Notes receivable, net	1,701	—	—	1,701	1,701
Investment in securities	275	—	—	275	275
Fair value of warrants	555	—	—	555	555
Financial liabilities:
Non-recourse debt	3,958	—	—	3,940	3,940

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

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company had a net loss of $76 thousand for the three months ended June 30, 2014 as compared to net income of $119 thousand for the three months ended June 30, 2013. Results for the second quarter of 2014 reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 decreased by $102 thousand, or 9%, as compared to the prior year period. The decrease was primarily due to an unrealized loss on fair valuation of warrants and a reduction in operating lease revenue offset, in part, by an increase in gain on sales or disposition of securities.

The unrealized loss on fair valuation of warrants totaled $96 thousand and was attributable to the revaluation of certain warrant positions in the Fund’s portfolio. Operating lease revenues were lower by $26 thousand due to run-off and sales of lease assets.

Partially offsetting the aforementioned decreases in revenues was a $27 thousand increase in gain on sales or disposition securities. Such increase was primarily a result of $16 thousand of gains on the net exercise of certain warrants and a $14 thousand gain realized on the disposition of an equity investment.

Expenses

Total expenses for the second quarter of 2014 increased by $93 thousand, or 10%, as compared to the prior year period. The net increase in expenses was primarily the result of impairment losses recorded during the current year quarter offset, in part, by reductions in depreciation and interest expenses.

A total of $226 thousand of impairment losses was recognized during the second quarter of 2014 to reduce the cost basis of certain off-lease research equipment deemed impaired at June 30, 2014. There were no such impairment losses during the prior year quarter.

Partially offsetting the aforementioned increase in expense were decreases in depreciation and interest expenses totaling $110 thousand and $16 thousand, respectively. The decrease in depreciation expense was largely a result of run-off and sales of lease assets; while the reduction in interest expense was attributable to a $2.2 million decrease in outstanding debt since June 30, 2013.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company had net income of $38 thousand and $259 thousand for the six months ended June 30, 2014 and 2013, respectively. Results for the first half of 2014 reflect a decrease in total revenues and an increase in total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 decreased by $187 thousand, or 9%, as compared to the prior year period. The decrease was primarily a result of an unrealized loss on fair valuation of warrants and reductions in operating lease revenue and other revenue partially offset by an increase in gain on sales of lease assets and early termination of notes.

The unrealized loss on fair valuation of warrants totaled $174 thousand and was a result of the revaluation of certain warrant positions in the Fund’s portfolio. Operating lease revenues decreased by $73 thousand due to run-off and sales of lease assets; and, other revenue declined by $34 thousand as the prior year period amount included fees collected for additional wear and tear on certain returned equipment.

Partially offsetting the aforementioned decreases in revenues was an $82 thousand increase in gain on sales of lease assets and early termination of notes. Such increase was largely a result of a period over period change in the mix of assets sold.

Expenses

Total operating expenses for the first half of 2014 increased by $34 thousand, or 2%, as compared to the prior year period. The increase was primarily a result of impairment losses recorded during the current year period offset, in part, by reductions in depreciation, cost reimbursements to AFS and interest expense.

A total of $226 thousand of impairment losses was recognized during the first half of 2014 to reduce the cost basis of certain off-lease research equipment deemed impaired at June 30, 2014. There were no such impairments during the first half of 2013.

Partially offsetting the aforementioned increase in expense were decreases in depreciation, cost reimbursements to AFS and interest expense totaling $149 thousand, $27 thousand and $21 thousand, respectively. The decrease in depreciation expense was largely a result of run-off and sales of lease assets. Costs reimbursed to AFS declined due to lower costs allocated by the Manager based on the Company’s declining asset base; and, interest expense decreased as a result of a $2.2 million reduction in outstanding debt since June 30, 2013.

Capital Resources and Liquidity

At June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $941 thousand and $857 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$806	$887	$1,566	$1,592
Investing activities	583	497	980	—
Financing activities	(1,147)	490	(2,462)	262
Net increase in cash and cash equivalents	$242	$1,874	$84	$1,854

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $329 thousand and $281 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable, and utilized borrowings totaling $197 thousand and $1.8 million during the respective three months ended June 30, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and pay down debt. Total distributions paid to Members amounted to $728 thousand for each of the three months ended June 30, 2014 and 2013; while cash used to pay down debt totaled $613 thousand and $574 thousand for the second quarters of 2014 and 2013, respectively.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $512 thousand and $526 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable, and utilized borrowings totaling $197 thousand and $2.7 million during the respective six months ended June 30, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and pay down debt. Total distributions paid to Members amounted to $1.5 million for each of the six months ended June 30, 2014 and 2013; while cash used to pay down debt totaled $1.2 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. During the first six months of 2013, cash was also used to purchase $895 thousand of equipment and to fund $92 thousand of investments in notes receivable. There was no such purchase or funding activity during the current year period.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $8.2 million, 0.36 to 1, and 42.79 to 1, respectively, as of June 30, 2014. As such, as of June 30, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2014 (in thousands):

Net income – GAAP basis	$771
Interest expense	96
Depreciation and amortization	2,618
Amortization of initial direct costs	29
Impairment losses	226
Reversal of provision for credit losses	(28)
Unrealized gain on fair valuation of warrants	(381)
Principal payments received on direct finance leases	103
Principal payments received on notes receivable	674
EBITDA (for Credit Facility financial covenant calculation only)	$4,108
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

Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $3.0 million and $4.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through June 30, 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2014

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