Form 10-Q
period 2014-09-30
ATEL 12, LLC
filed 2014-11-13
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Cash and cash equivalents	$770	$857
Accounts receivable, net of allowance for doubtful accounts of $9 at September 30, 2014 and $3 at December 31, 2013	1,989	55
Notes receivable, net of unearned interest income of $123 at September 30, 2014 and $255 as of December 31, 2013	953	1,701
Investment in securities	258	275
Fair value of warrants	376	555
Investments in equipment and leases, net of accumulated depreciation of $10,594 at September 30, 2014 and $11,046 at December 31, 2013	6,548	10,653
Prepaid expenses and other assets	32	30
Total assets	$10,926	$14,126
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$75	$55
Accrued distributions to Other Members	230	230
Other	255	211
Non-recourse debt	2,203	3,958
Unearned operating lease income	77	101
Total liabilities	2,840	4,555
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	8,086	9,571
Total Members’ capital	8,086	9,571
Total liabilities and Members’ capital	$10,926	$14,126

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$808	$980	$2,655	$2,900
Direct financing leases	20	29	67	96
Interest on notes receivable	29	32	118	114
Gain on sales of lease assets and early termination of notes	565	1	710	64
Gain on sales or dispositions of securities	—	—	30	5
Unrealized loss on fair valuation of warrants	(5)	—	(179)	—
Other	1	44	5	82
Total revenues	1,418	1,086	3,406	3,261
Expenses:
Depreciation of operating lease assets	554	705	1,809	2,109
Asset management fees to Managing Member	34	40	113	125
Acquisition expense	22	46	48	84
Cost reimbursements to Managing Member and/or affiliates	73	97	234	285
Provision for (reversal of) credit losses	9	(5)	6	(21)
Impairment losses on equipment	—	—	226	—
Amortization of initial direct costs	6	8	20	26
Interest expense	13	30	53	91
Professional fees	13	12	91	63
Outside services	5	8	25	28
Other	25	29	79	96
Total expenses	754	970	2,704	2,886
Net income	$664	$116	$702	$375
Net income:
Managing Member	$55	$55	$164	$164
Other Members	609	61	538	211
	$664	$116	$702	$375
Net income per Limited Liability Company Unit (Other Members)	$0.20	$0.02	$0.18	$0.07
Weighted average number of Units outstanding	2,992,482	2,993,482	2,993,141	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	2,993,482	$11,491	$—	$11,491
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	774	218	992
Balance December 31, 2013	2,993,482	9,571	—	9,571
Repurchases of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.67 per Unit)	—	(2,020)	—	(2,020)
Distributions to Managing Member	—	—	(164)	(164)
Net income	—	538	164	702
Balance September 30, 2014 (Unaudited)	2,992,482	$8,086	$—	$8,086

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income	$664	$116	$702	$375
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(565)	(1)	(710)	(64)
Depreciation of operating lease assets	554	705	1,809	2,109
Amortization of initial direct costs	6	8	20	26
Provision for (reversal of) credit losses	9	(5)	6	(21)
Impairment losses on equipment	—	—	226	—
Gain on sales or dispositions of securities	—	—	(30)	(5)
Unrealized loss on fair valuation of warrants	5	—	179	—
Changes in operating assets and liabilities:
Accounts receivable	(57)	14	(32)	14
Prepaid expenses and other assets	(9)	(14)	(2)	(7)
Accounts payable, Managing Member	17	75	20	27
Accounts payable, other	17	(36)	44	58
Accrued liabilities, affiliates	—	—	—	—
Unearned operating lease income	1	57	(24)	(1)
Net cash provided by operating activities	642	919	2,208	2,511
Investing activities:
Purchases of equipment on operating leases	—	—	—	(895)
Purchase of securities	—	(1)	(24)	(1)
Proceeds from sales of lease assets and early termination of notes	535	158	1,047	684
Payments of initial direct costs	—	—	(5)	(3)
Note receivable advances	—	(1)	—	(93)
Proceeds from sale of securities	—	—	71	21
Principal payments received on direct financing leases	21	22	78	93
Principal payments received on notes receivable	111	154	480	526
Net cash provided by investing activities	667	332	1,647	332
Financing activities:
Borrowings under non-recourse debt	—	—	197	2,734
Repayments under non-recourse debt	(752)	(578)	(1,952)	(1,594)
Distributions to Other Members	(673)	(674)	(2,020)	(2,021)
Distributions to Managing Member	(55)	(55)	(164)	(164)

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Repurchases of Units	—	—	(3)	—
Net cash used in financing activities	(1,480)	(1,307)	(3,942)	(1,045)
Net (decrease) increase in cash and cash equivalents	(171)	(56)	(87)	1,798
Cash and cash equivalents at beginning of period	941	2,173	857	319
Cash and cash equivalents at end of period	$770	$2,117	$770	$2,117
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$32	$56	$94
Cash paid during the period for taxes	$—	$—	$3	$4
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19
Amount due from sale of lease assets	$1,908	$—	$1,908	$—

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). From its inception into the third quarter of 2013, the Company’s Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability company. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS”) (the “Managing Member” or “Manager”), a California limited liability company, which assumed the role of Managing Member of the Company. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of September 30, 2014, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2014, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 5. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the nine months ended September 30, 2014 and 2013, and as of September 30, 2014 and December 31, 2013, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2014 and 2013. Purchased securities totaled $258 thousand and $275 thousand at September 30, 2014 and December 31, 2013, respectively. The Company recognized gains of $14 thousand and $5 thousand on the disposition of certain purchased securities during the respective nine-month periods ended September 30, 2014 and 2013. None of such gains were recognized during the three-month periods ended September 30, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and nine months ended September 30, 2014, the Company recorded unrealized losses of $5 thousand and $179 thousand, respectively, on fair valuation of its warrants. There were no unrealized gains or losses recorded during the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, the estimated fair value of the Company’s portfolio of warrants amounted to $376 thousand and $555 thousand, respectively. During the nine months ended September 30, 2014, the Company realized gains of $16 thousand on the net exercise of certain warrants. None of such realized gains were related to the third quarter. There were no net exercises of warrants during the three and nine months ended September 30, 2013.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2014, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2015 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both September 30, 2014 and December 31, 2013.

As of September 30, 2014, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2014	$141
Year ending December 31, 2015	490
2016	400
2017	40
1,071
Less: portion representing unearned interest income	(123)
948
Unamortized initial direct costs	5
Notes receivable, net	$953

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
IDC amortization – notes receivable	$1	$1	$5	$5
IDC amortization – lease assets	5	7	15	21
Total	$6	$8	$20	$26

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$12	$10	$49	$—	$71
Reversal of provision	—	(12)	(7)	(22)	—	(41)
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	—	3	—	—	3
Provision	—	5	1	—	—	6
Balance September 30, 2014	$—	$5	$4	$—	$—	$9

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

September 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$953[1]	$128	$1,081
Ending balance: individually evaluated for impairment	$953	$128	$1,081
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $5 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,701[2]	$200	$1,901
Ending balance: individually evaluated for impairment	$1,701	$200	$1,901
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $5 of unamortized initial direct costs.

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

Special Mention – Any traditional corporate type account with potential weaknesses (e.g., large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

At September 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Pass	$948	$1,696	$128	$200
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$948	$1,696	$128	$200

At September 30, 2014 and December 31, 2013, investment in financing receivables is aged as follows (in thousands):

September 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$948	$948	$—
Finance leases	8	60	2	70	58	128	2
Total	$8	$60	$2	$70	$1,006	$1,076	$2

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

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both September 30, 2014 and December 31, 2013. As of September 30, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$9,592	$(1,983)	$(1,809)	$5,800
Net investment in direct financing leases	200	6	(78)	128
Assets held for sale or lease, net	835	(226)	—	609
Initial direct costs, net of accumulated amortization of $73 at September 30, 2014 and $85 at December 31, 2013	26	—	(15)	11
Total	$10,653	$(2,203)	$(1,902)	$6,548

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

As a result of these reviews, the Company recorded fair value adjustments of $226 thousand during the nine months ended September 30, 2014 to reduce the cost basis of certain impaired off-lease equipment. There were no such adjustments during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $554 thousand and $705 thousand for the respective three months ended September 30, 2014 and 2013, and was $1.8 million and $2.1 million for the respective nine months ended September 30, 2014 and 2013.

IDC amortization expense related to the Company’s operating and direct financing leases totaled $5 thousand and $7 thousand for the respective three months ended September 30, 2014 and 2013, and $15 thousand and $21 thousand for the respective nine months ended September 30, 2014 and 2013 (See Note 3).

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Transportation	$4,935	$—	$—	$4,935
Construction	2,989	—	—	2,989
Manufacturing	3,269	—	(835)	2,434
Aviation	2,167	—	—	2,167
Materials handling	1,902	—	(414)	1,488
Computer	139	—	(20)	119
Mining	2,893	—	(2,893)	—
Other	90	—	(82)	8
	18,384	—	(4,244)	14,140
Less accumulated depreciation	(8,792)	(1,809)	2,261	(8,340)
Total	$9,592	$(1,809)	$(1,983)	$5,800

The average estimated residual value for assets on operating leases was 26% and 29% of the assets’ original cost at September 30, 2014 and December 31, 2013, respectively.

There were no operating leases in non-accrual status at September 30, 2014 and December 31, 2013.

Direct financing leases:

As of September 30, 2014, investment in direct financing leases consists of materials handling equipment. Such investment consisted of materials handling and manufacturing equipment at December 31, 2013. The components of the Company’s investment in direct financing leases as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$172	$297
Estimated residual values of leased equipment (unguaranteed)	3	12
Investment in direct financing leases	175	309
Less unearned income	(47)	(109)
Net investment in direct financing leases	$128	$200

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

There were no investments in direct financing leases in non-accrual status at September 30, 2014 and December 31, 2013.

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2014	$476	$37	$513
Year ending December 31, 2015	1,146	117	1,263
2016	489	17	506
2017	471	1	472
2018	109	—	109
	$2,691	$172	$2,863

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Aviation	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Computer	3 – 5

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and nine months ended September 30, 2014 and 2013, the Managing Member and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$73	$97	$234	$285
Asset management fees to Managing Member	34	40	113	125
Acquisition and initial direct costs paid to Managing Member and/or affiliates	22	46	53	87
	$129	$183	$400	$497

7. Non-recourse debt:

At September 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 2.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2014, gross lease rentals totaled approximately $2.3 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $3.9 million. The notes mature at various dates from 2015 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2014	$309	$11	$320
Year ending December 31, 2015	873	30	903
2016	454	17	471
2017	464	7	471
2018	103	1	104
	$2,203	$66	$2,269

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

As of September 30, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(2,857)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$72,143	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $8.1 million, 0.27 to 1, and 56.47 to 1, respectively, as of September 30, 2014. As such, as of September 30, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, the investment program participants were the Company, ATEL 14, LLC, ATEL 15, LLC and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2014 and December 31, 2013.

9. Commitments:

At September 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

A total of 2,992,482 and 2,993,482 Units were issued and outstanding as of September 30, 2014 and December 31, 2013, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions	$673	$674	$2,020	$2,021
Weighted average number of Units outstanding	2,992,482	2,993,482	2,993,141	2,993,482
Weighted average distributions per Unit	$0.22	$0.23	$0.67	$0.68

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

At September 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. However, during the first nine months of 2014, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets. There were no such adjustments recorded during 2013. Amounts at September 30, 2014 reflect the fair value of the then existing impaired assets.

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

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2014 and December 31, 2013, the calculated fair values of the Fund’s warrant portfolio approximated $376 thousand and $555 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$555
Unrealized loss on warrants, net recorded during the period	(179)
Balance at September 30, 2014	$376

Impaired off-lease equipment (non-recurring)

During the first nine months of 2014, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustments of $226 thousand to reduce the cost basis of the impaired equipment. None of such adjustments were related to the third quarter. By comparison, the Company did not record non-recurring fair value adjustments to impair equipment during 2013.

The fair value adjustments recorded during the first nine months of 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2014 (in thousands):

	September 30, 2014	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired off-lease equipment	$610	$—	$—	$610

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2014 and December 31, 2013:

September 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	1.21 – 9.23
			Risk-free interest rate	0.24% – 2.45%
			Annualized volatility	16.04% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$5,000 – $150,000 (total of $610,000)
			Equipment Condition	Poor to Average

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	1.96 – 9.98
			Risk-free interest rate	0.38% – 3.04%
			Annualized volatility	17.80% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$770	$770	$—	$—	$770
Notes receivable, net	953	—	—	953	953
Investment in securities	258	—	—	258	258
Fair value of warrants	376	—	—	376	376
Financial liabilities:
Non-recourse debt	2,203	—	—	2,191	2,191

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$857	$857	$—	$—	$857
Notes receivable, net	1,701	—	—	1,701	1,701
Investment in securities	275	—	—	275	275
Fair value of warrants	555	—	—	555	555
Financial liabilities:
Non-recourse debt	3,958	—	—	3,940	3,940

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

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company had net income of $664 thousand and $116 thousand for the three months ended September 30, 2014 and 2013, respectively. Results for the third quarter of 2014 reflect an increase in total revenues and a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 increased by $332 thousand, or 31%, as compared to the prior year period. The increase was primarily due to an increase in gain on sales of lease assets and early termination of notes offset, in part, by decreases in operating lease revenues and other revenue.

The increase in gain on sales of lease assets and early termination of notes totaled $564 thousand and was largely attributable to a $407 thousand gain realized on the sale of two drill rigs associated with a terminated lease during the current three-month period, and a change in the mix of assets sold.

Partially offsetting the aforementioned increase in revenue were decreases in operating lease revenues and other revenue totaling $172 thousand and $43 thousand, respectively. Operating lease revenues declined as a result of run-off and sales of lease assets; and, other revenue was lower due to a period over period decrease in deferred maintenance fees and late fees charged to certain lessees.

Expenses

Total expenses for the third quarter of 2014 decreased by $216 thousand, or 22%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense, cost reimbursements to AFS and acquisition expense.

The decrease in depreciation expense totaled $151 thousand and was largely a result of run-off and sales of lease assets. Cost reimbursements to AFS declined by $24 thousand due to lower costs allocated by the Manager based on the Company’s declining asset base; and, acquisition expense also decreased by $24 thousand largely due to a lower level of spending related to identifying potential lease and funding transactions.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company had net income of $702 thousand and $375 thousand for the nine months ended September 30, 2014 and 2013, respectively. Results for the first nine months of 2014 reflect a decrease in total expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 increased by $145 thousand, or 4%, as compared to the prior year period. The increase was largely due to an increase in gain on sales of lease assets and early termination of notes offset, in part, by a decline in operating lease revenues, an unrealized loss on fair valuation of warrants and a decrease in other revenue.

The increase in gain on sales of lease assets and early termination of notes totaled $646 thousand and was largely attributable to a $407 thousand gain realized on the sale of two drill rigs associated with a terminated lease during the current year period, and a change in the mix of assets sold.

Partially offsetting the aforementioned increase in revenue was a $245 thousand decrease in operating lease revenues, a $179 thousand unrealized loss on fair valuation of warrants and a $77 thousand decline in other revenue. Operating lease revenues decreased due to run-off and sales of lease assets. The unrealized loss on fair valuation of warrants was a result of the revaluation of certain warrant positions in the Fund’s portfolio. Finally, other revenue declined due to a period over period decrease in deferred maintenance fees and late fees charged to certain lessees.

Expenses

Total operating expenses for the first nine months of 2014 decreased by $182 thousand, or 6%, as compared to the prior year period. The decrease was largely attributable to reductions in depreciation expense, cost reimbursements to AFS, interest and acquisition expenses partially offset by impairment losses recorded during the current year period.

The reduction in depreciation expense totaled $300 thousand and was largely a result of run-off and sales of lease assets. Cost reimbursements to AFS declined by $51 thousand due to lower costs allocated by the

Manager based on the Company’s declining asset base; and, interest expense decreased by $38 thousand as a result of a $2.3 million reduction in borrowings since September 30, 2013. Finally, acquisition expense declined by $36 thousand due to a lower level of spending related to identifying potential lease and funding transactions.

Partially offsetting the aforementioned decreases in expenses was $226 thousand of impairment losses recognized during the first nine months of 2014 to reduce the cost basis of certain off-lease research equipment deemed impaired. There were no such impairments during the first nine months of 2013.

Capital Resources and Liquidity

At September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $770 thousand and $857 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$642	$919	$2,208	$2,511
Investing activities	667	332	1,647	332
Financing activities	(1,480)	(1,307)	(3,942)	(1,045)
Net (decrease) increase in cash and cash equivalents	$(171)	$(56)	$(87)	$1,798

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $535 thousand and $158 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member totaling $728 thousand and $729 thousand; and, to pay down $752 thousand and $578 thousand of debt.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $1.0 million and $684 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable, and utilized borrowings totaling $197 thousand and $2.7 million during the respective nine months ended September 30, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and pay down debt. Total distributions paid to Members amounted to $2.2 million for each of the nine months ended September 30, 2014 and 2013; while cash used to pay down debt totaled $2.0 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. During the first nine months of 2013, cash was also used to purchase $895 thousand of equipment and to fund $93 thousand of investments in notes receivable. There was no such purchase or funding activity during the current year period.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $8.1 million, 0.27 to 1, and 56.47 to 1, respectively, as of September 30, 2014. As such, as of September 30, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2014 (in thousands):

Net income – GAAP basis	$1,319
Interest expense	79
Depreciation and amortization	2,467
Amortization of initial direct costs	27
Impairment losses	226
Reversal of provision for credit losses	(14)
Unrealized gain on fair valuation of warrants	(376)
Principal payments received on direct finance leases	102
Principal payments received on notes receivable	631
EBITDA (for Credit Facility financial covenant calculation only)	$4,461
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

Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $2.2 million and $4.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through September 30, 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2014

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