Form 10-K
period 2014-12-31
ATEL 12, LLC
filed 2015-03-30
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). From its inception into the third quarter of 2013, the Company’s Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability corporation. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS”) (the “Managing Member” or “Manager”), a California limited liability corporation, which assumed the role of Managing Member of the Company. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of December 31, 2014, cumulative contributions, net of rescissions and repurchases, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2014, the Company had purchased equipment with a total acquisition price of $28.6 million. The Company had also loaned $5.4 million for notes receivable secured by various assets.

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

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2014	2013
IBM Corporation	Research	16%	16%
Nomac Drilling, LLC	Mining	14%	17%
Aircraft Service International, Inc.	Aviation	11%	10%
Wal-Mart Transportation, LLC	Transportation	11%	10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2014 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	27.24%
Transportation	4,934	17.23%
Research	3,963	13.84%
Manufacturing	3,518	12.29%
Construction	2,989	10.44%
Mining	2,893	10.10%
Aviation	2,167	7.57%
Other	370	1.29%
	$28,635	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$6,569	22.94%
Gas/Coal products	4,684	16.36%
Retail	2,903	10.14%
Food products	2,877	10.05%
Rubber/Miscellaneous plastics	2,764	9.65%
Air transportation	2,167	7.57%
Lumber/Wood products	1,680	5.87%
Transportation services	1,644	5.74%
Manufacturing	895	3.13%
Chemical products	863	3.01%
Industrial machinery	783	2.73%
Other	806	2.81%
	$28,635	100.00%

From inception to December 31, 2014, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$4,899	$1,071	$5,065
Mining	2,893	1,908	2,517
Manufacturing	1,084	560	778
Research	875	208	873
Other	154	61	137
	$9,905	$3,808	$9,370

For further information regarding the Company’s equipment lease portfolio as of December 31, 2014, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Miscellaneous office equipment	$3,484	65.05%
Research	804	15.01%
Computers	599	11.18%
Manufacturing	400	7.47%
Other	69	1.29%
	$5,356	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Health services	$1,569	29.29%
Electronics	1,055	19.70%
Manufacturing	805	15.03%
Engineering/Management	750	14.00%
Business services	578	10.79%
Lab equipment	399	7.45%
Chemicals/Allied products	200	3.74%
	$5,356	100.00%

From inception to December 31, 2014, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Miscellaneous office equipment	$2,533	$485	$2,028
Computers	599	—	760
Research	599	242	477
Other	69	53	28
	$3,800	$780	$3,293

For further information regarding the Company’s notes receivable portfolio as of December 31, 2014, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 906 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2014. AFS estimates the Company’s per unit value by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be distributable by the number of outstanding Units as of the December 31, 2014 valuation date. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $4.83 per Unit.

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

The Company commenced periodic distributions in February 2008. The rate for monthly distributions from 2014 operations was $0.075 per Unit for the period from January through December 2014. Likewise the rate for monthly distributions from 2013 operations was $0.075 per Unit for the period from January through December 2013. The rate for each of the quarterly distributions paid in 2014 and 2013 was $0.225 per Unit.

The following table presents summarized information regarding distributions to Other Members:

	2014	2013
Net income per Unit, based on weighted average Units outstanding	$0.23	$0.26
Return of investment	0.67	0.64
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.90	$0.90

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2014	2013
Retail	20%	15%
Air transportation	15%	11%
Business services	12%	13%
Food products	11%	*
Gas/Coal	10%	23%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2014 and 2013 as follows:

	Type of Equipment	Percentage of Total Leasing and Lending Revenues
Lessee		2014	2013
IBM Corporation	Research	16%	16%
Nomac Drilling, LLC	Mining	14%	17%
Aircraft Service International, Inc.	Aviation	11%	10%
Wal-Mart Transportation, LLC	Transportation	11%	10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired during the period from 2008 to 2013. The utilization percentage of existing assets under lease was 93% and 99% as of December 31, 2014 and 2013, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2014 versus 2013

The Company had net income of $894 thousand and $992 thousand for the years ended December 31, 2014 and 2013, respectively. Results for 2014 reflect decreases in both total revenues and total expenses when compared to prior year.

Revenues

Total revenues for 2014 decreased by $589 thousand, or 12%, as compared to prior year. The net decrease in total revenues was largely attributable to an unrealized loss on fair valuation of warrants and decreases in operating lease revenues and other revenue offset, in part, by an increase in gain on sales of lease assets and early termination of notes.

During 2014, the Company recorded $162 thousand of unrealized losses on fair valuation of warrants as compared to $555 thousand of unrealized gains during the prior year. The unrealized losses for the current year reduced the fair value of the Company’s portfolio of warrants from $555 thousand at December 31, 2013 to $393 thousand at December 31, 2014. Such change in market value was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the majority of the decline in fair market value is related to the price of one portfolio company subsequent to its initial public offering. Operating lease revenues decreased by $496 thousand primarily due to run-off and sales of lease assets; and, other revenue declined by $78 thousand due to reductions in deferred maintenance fees and late fees charged to certain lessees.

Partly offsetting the aforementioned decreases in revenue was a $715 thousand increase in gain on sales of lease assets and early termination of notes. Such increase was largely attributable to a $407 thousand gain realized on the sale of two drill rigs associated with a terminated lease during the current year, and a change in the mix of assets sold.

Expenses

Total expenses for 2014 decreased by $491 thousand, or 13%, as compared to prior year. The decrease was largely attributable to reductions in depreciation and acquisition expenses, cost reimbursements to AFS and interest expense offset, in part, by impairment losses recorded during the current year and an increase in the provision for credit losses.

The reduction in depreciation expense totaled $498 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense declined by $115 thousand due to a lower level of spending related to identifying potential lease and funding transactions. Cost reimbursements to AFS declined by $58 thousand due to lower costs allocated by the Manager based on the Company’s declining asset base; and, interest expense decreased by $53 thousand as a result of a $2.1 million reduction in borrowings since December 31, 2013.

The aforementioned decreases in expenses were partially offset by $226 thousand of impairment losses recognized during 2014, and a $53 thousand increase in the provision for credit losses. The impairment losses in 2014 were related to the reduction of the cost basis of certain off-lease research equipment deemed impaired. There were no such impairments during the prior year. Finally, the increase in the provision for credit losses was primarily due to a reduction in recovery of accounts receivable amounts previously reserved.

Capital Resources and Liquidity

At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $2.3 million and $857 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$2,640	$3,194
Investing activities	3,759	(302)
Financing activities	(4,979)	(2,354)
Net increase in cash and cash equivalents	$1,420	$538

2014 versus 2013

During 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $3.0 million and $689 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable, and utilized borrowings totaling $197 thousand and $2.7 million during the respective years ended December 31, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both Other Members and the Managing Member and pay down debt. Total distributions paid to Members amounted to $2.9 million for each of 2014 and 2013; while cash used to pay down debt totaled $2.3 million and $2.2 million for 2014 and 2013, respectively. During 2013, cash was also used to fund $905 thousand of investments in notes receivable and to purchase $895 thousand of equipment. There was no such funding or purchase activity during the current year.

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million and expiration extended to June 2015. During the first quarter of 2015, the Company was removed as a participant of the Credit Facility.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $7.6 million, 0.25 to 1, and 67.86 to 1, respectively, as of December 31, 2014. As such, as of December 31, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2014 (in thousands):

Net income – GAAP basis	$894
Interest expense	64
Depreciation and amortization	2,269
Amortization of initial direct costs	24
Impairment losses	226
Provision for credit losses	12
Unrealized loss on fair valuation of warrants	162
Principal payments received on direct finance leases	97
Principal payments received on notes receivable	595
EBITDA (for Credit Facility financial covenant calculation only)	$4,343
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

Non-Recourse Long-Term Debt

As of December 31, 2014 and 2013, the Company had non-recourse long-term debt totaling $1.9 million and $4.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through December 31, 2014. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 27, 2015

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$2,277	$857
Due from Managing Member	4	—
Accounts receivable, net of allowance for doubtful accounts of $15 at December 31, 2014 and $3 at December 31, 2013	184	55
Notes receivable, net of unearned interest income of $97 at December 31, 2014 and $255 as of December 31, 2013	837	1,701
Investment in securities	258	275
Fair value of warrants	393	555
Investments in equipment and leases, net of accumulated depreciation of $11,027 at December 31, 2014 and $11,046 at December 31, 2013	6,058	10,653
Prepaid expenses and other assets	29	30
Total assets	$10,040	$14,126
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$55
Accrued distributions to Other Members	229	230
Other	276	211
Non-recourse debt	1,894	3,958
Unearned operating lease income	90	101
Total liabilities	2,489	4,555
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,551	9,571
Total Members’ capital	7,551	9,571
Total liabilities and Members’ capital	$10,040	$14,126

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$3,300	$3,796
Direct financing leases	86	123
Interest on notes receivable	145	146
Gain on sales of lease assets and early termination of notes	772	57
Gain on sales or dispositions of securities	30	5
Unrealized (loss) gain on fair valuation of warrants	(162)	555
Other	9	87
Total revenues	4,180	4,769
Expenses:
Depreciation of operating lease assets	2,269	2,767
Asset management fees to Managing Member	135	164
Acquisition expense	6	121
Cost reimbursements to Managing Member and/or affiliates	307	365
Provision for (reversal of) credit losses	12	(41)
Impairment losses on equipment	226	—
Amortization of initial direct costs	24	33
Interest expense	64	117
Professional fees	108	83
Outside services	33	38
Other	102	130
Total expenses	3,286	3,777
Net income	$894	$992
Net income:
Managing Member	$218	$218
Other Members	676	774
	$894	$992
Net income per Limited Liability Company Unit (Other Members)	$0.23	$0.26
Weighted average number of Units outstanding	2,992,975	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	2,993,482	$11,491	$—	$11,491
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	774	218	992
Balance December 31, 2013	2,993,482	9,571	—	9,571
Repurchases of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	676	218	894
Balance December 31, 2014	2,992,482	$7,551	$—	$7,551

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
Operating activities:
Net income	$894	$992
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(772)	(57)
Depreciation of operating lease assets	2,269	2,767
Amortization of initial direct costs	24	33
Provision for (reversal of) credit losses	12	(41)
Impairment losses on equipment	226	—
Gain on sales or dispositions of securities	(30)	(5)
Unrealized loss (gain) on fair valuation of warrants	162	(555)
Changes in operating assets and liabilities:
Accounts receivable	(141)	21
Prepaid expenses and other assets	1	2
Accounts payable, Managing Member	(59)	(17)
Accounts payable, other	65	75
Unearned operating lease income	(11)	(21)
Net cash provided by operating activities	2,640	3,194
Investing activities:
Purchases of equipment on operating leases	—	(895)
Purchase of securities	(24)	(2)
Proceeds from sales of lease assets and early termination of notes	3,025	689
Payments of initial direct costs	(5)	(4)
Note receivable advances	—	(905)
Proceeds from sale of securities	71	21
Principal payments received on direct financing leases	97	117
Principal payments received on notes receivable	595	677
Net cash provided by (used in) investing activities	3,759	(302)
Financing activities:
Borrowings under non-recourse debt	197	2,734
Repayments under non-recourse debt	(2,261)	(2,176)
Distributions to Other Members	(2,694)	(2,694)
Distributions to Managing Member	(218)	(218)
Repurchases of Units	(3)	—
Net cash used in financing activities	(4,979)	(2,354)
Net increase in cash and cash equivalents	1,420	538
Cash and cash equivalents at beginning of year	857	319
Cash and cash equivalents at end of year	$2,277	$857
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$67	$120
Cash paid during the year for taxes	$3	$4
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$229	$230
Distributions payable to Managing Member at year-end	$19	$19

See accompanying notes.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities, as well as in real estate, growth capital investment activities and green technologies (the “principal operations”). From its inception into the third quarter of 2013, the Company’s Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability corporation. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS”) (the “Managing Member” or “Manager”), a California limited liability corporation, which assumed the role of Managing Member of the Company. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of December 31, 2014, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December 31, 2014 and 2013, and as of December 31, 2014 and 2013, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the years ended December 31, 2014 and 2013. Purchased securities totaled $258 thousand and $275 thousand at December 31, 2014 and 2013, respectively. Gains recognized on sales or dispositions of investment securities totaled $14 thousand and $5 thousand for the respective years ended December 31, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During 2014 and 2013, the Company recorded unrealized losses of $162 thousand and unrealized gains of $555 thousand, respectively, on fair valuation of its warrants. As of December 31, 2014 and 2013, the Company’s portfolio of warrants had an estimated fair value of $393 thousand and $555 thousand, respectively. During 2014, the Company realized gains of $16 thousand on the net exercise of certain warrants. There were no net exercises of warrants during prior year.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes was approximately $1 thousand and $4 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$7,551	$9,571
Tax basis of net assets (unaudited)	8,540	8,387
Difference (unaudited)	$(989)	$1,184

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net income per financial statements	$894	$992
Tax adjustments (unaudited):
Adjustment to depreciation expense	428	(554)
Provision for losses and doubtful accounts	12	(19)
Adjustments to revenues/other expenses	265	42
Adjustments to gain on sales of assets	1,308	348
Other	161	(553)
Gain per federal tax return (unaudited)	$3,068	$256

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

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2014	2013
Retail	20%	15%
Air transportation	15%	11%
Business services	12%	13%
Food products	11%	*
Gas/Coal	10%	23%
*	Less than 10%

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets as follows:

	Type of Equipment	Percentage of Total Leasing and Lending Revenues
Lessee		2014	2013
IBM Corporation	Research	16%	16%
Nomac Drilling, LLC	Mining	14%	17%
Aircraft Service International, Inc.	Aviation	11%	10%
Wal-Mart Transportation, LLC	Transportation	11%	10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2014, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 14.30% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2015 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both December 31, 2014 and 2013.

As of December 31, 2014, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2015	$490
2016	400
2017	40
930
Less: portion representing unearned interest income	(97)
833
Unamortized initial direct costs	4
Notes receivable, net	$837

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
IDC amortization – notes receivable	$6	$6
IDC amortization – lease assets	18	27
Total	$24	$33

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$12	$10	$49	$—	$71
Reversal of provision	—	(12)	(7)	(22)	—	(41)
Asset disposal	—	—	—	(27)	—	(27)
Balance December 31, 2013	—	—	3	—	—	3
Provision	—	1	11	—	—	12
Balance December 31, 2014	$—	$1	$14	$—	$—	$15

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of December 31, 2014 and 2013 were as follows (in thousands):

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$837[1]	$107	$944
Ending balance: individually evaluated for impairment	$837	$107	$944
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $4 of unamortized initial direct costs.

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,701[2]	$200	$1,901
Ending balance: individually evaluated for impairment	$1,701	$200	$1,901
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $5 of unamortized initial direct costs.

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

At December 31, 2014 and 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Pass	$833	$1,696	$107	$200
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$833	$1,696	$107	$200

At December 31, 2014 and 2013, investment in financing receivables is aged as follows (in thousands):

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$833	$833	$—
Finance leases	—	—	47	47	60	107	47
Total	$—	$—	$47	$47	$893	$940	$47

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,696	$1,696	$—
Finance leases	87	—	—	87	113	200	—
Total	$87	$—	$—	$87	$1,809	$1,896	$—

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2014 and 2013. As of December 31, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2013, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$9,592	$(2,081)	$(2,269)	$5,242
Net investment in direct financing leases	200	4	(97)	107
Assets held for sale or lease, net	835	(134)	—	701
Initial direct costs, net of accumulated amortization of $44 at December 31, 2014 and $85 at December 31, 2013	26	—	(18)	8
Total	$10,653	$(2,211)	$(2,384)	$6,058

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

As a result of these reviews, the Company recorded fair value adjustments of $226 thousand during 2014 to reduce the cost basis of certain impaired off-lease equipment. There were no such adjustments during the prior year.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $2.3 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively.

As shown in Note 4, IDC amortization expense related to the Company’s operating and direct financing leases totaled $18 thousand and $27 thousand for the respective years ended December 31, 2014 and 2013.

All of the Company’s leased property was acquired during the period from 2008 to 2013.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Transportation	$4,935	$—	$—	$4,935
Construction	2,989	—	(249)	2,740
Manufacturing	3,269	—	(835)	2,434
Aviation	2,167	—	—	2,167
Materials handling	1,902	—	(611)	1,291
Computer	139	—	(20)	119
Mining	2,893	—	(2,893)	—
Other	90	—	(89)	1
	18,384	—	(4,697)	13,687
Less accumulated depreciation	(8,792)	(2,269)	2,616	(8,445)
Total	$9,592	$(2,269)	$(2,081)	$5,242

The average estimated residual value for assets on operating leases was 24% and 29% of the assets’ original cost at December 31, 2014 and 2013, respectively. There were no operating leases in non-accrual status at December 31, 2014 and 2013.

Direct financing leases:

As of December 31, 2014, investment in direct financing leases consisted of materials handling equipment. Such investment consists of manufacturing and materials handling equipment at December 31, 2013. The components of the Company’s investment in direct financing leases as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Total minimum lease payments receivable	$137	$297
Estimated residual values of leased equipment (unguaranteed)	2	12
Investment in direct financing leases	139	309
Less unearned income	(32)	(109)
Net investment in direct financing leases	$107	$200

There were no investments in direct financing leases in non-accrual status at December 31, 2014 and 2013.

At December 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2015	$1,395	$119	$1,514
2016	664	17	681
2017	552	1	553
2018	109	—	109
	$2,720	$137	$2,857

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the years ended December 31, 2014 and 2013, the Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2014	2013
Administrative costs reimbursed to Managing Member and/or affiliates	$307	$365
Asset management fees to Managing Member	135	164
Acquisition and initial direct costs paid to Managing Member and/or affiliates	11	125
	$453	$654

8. Non-recourse debt:

At December 31, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.41% to 2.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2014, gross lease rentals totaled approximately $1.9 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $3.6 million. The notes mature at various dates from 2015 through 2018.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2015	$873	$30	$903
2016	454	17	471
2017	464	7	471
2018	103	1	104
	$1,894	$55	$1,949

9. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million, an affiliated participant added, and the expiration extended to June 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants. During the first quarter of 2015, the Company was removed as a participant of the Credit Facility.

As of December 31, 2014 and 2013, borrowings under the facility were as follows (in thousands):

	2014	2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(1,150)	(7,310)
Total remaining available under the venture, acquisition and warehouse facilities	$73,850	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

As of December 31, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $7.5 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $7.6 million, 0.25 to 1, and 67.86 to 1, respectively, as of December 31, 2014. As such, as of December 31, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. There were no borrowings outstanding as of December 31, 2014 and 2013.

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

As of December 31, 2014, the investment program participants were the Company, ATEL 14, LLC, ATEL 15, LLC and ATEL 16, LLC. As previously noted, the Company was removed as a participant of the Credit Facility during the first quarter of 2015. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2014 and December 31, 2013.

10. Commitments:

At December 31, 2014, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

11. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Guarantees: - (continued)

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

12. Members’ capital:

A total of 2,992,482 and 2,993,482 Units were issued and outstanding as of December 31, 2014 and 2013, respectively. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2014 and 2013 were as follows (in thousands, except as to Units and per Unit data):

	2014	2013
Distributions	$2,693	$2,694
Weighted average number of Units outstanding	2,992,975	2,993,482
Weighted average distributions per Unit	$0.90	$0.90

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

At December 31, 2014 and 2013, only the Company’s warrants were measured on a recurring basis. In addition, during 2014, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-leased assets. There were no such adjustments recorded during 2013. Amounts at December 31, 2014 reflect the fair value of the then existing impaired assets.

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

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2014 and 2013, the calculated fair value of the Fund’s warrant portfolio approximated $393 thousand and $555 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$555
Unrealized loss on warrants, net recorded during the year	(162)
Balance at December 31, 2014	$393

Impaired off-lease equipment (non-recurring)

During 2014, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustments of $226 thousand to reduce the cost basis of the impaired equipment. No such adjustments were recorded during the prior year.

The fair value adjustments recorded during the year of 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table presents the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2014 (in thousands):

	December 31, 2014	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired off-lease equipment	$610	$—	$—	$610

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2014 and 2013:

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.96 – 7.55
			Risk-free interest rate	0.25% – 2.01%
			Annualized volatility	15.88% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$5,000 – $150,000 (total of $610,000)
			Equipment Condition	Poor to Average

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	1.96 – 9.98
			Risk-free interest rate	0.38% – 3.04%
			Annualized volatility	17.80% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,277	$2,277	$—	$—	$2,277
Notes receivable, net	837	—	—	837	837
Investment in securities	258	—	—	258	258
Fair value of warrants	393	—	—	393	393
Financial liabilities:
Non-recourse debt	1,894	—	—	1,885	1,885

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$857	$857	$—	$—	$857
Notes receivable, net	1,701	—	—	1,701	1,701
Investment in securities	275	—	—	275	275
Fair value of warrants	555	—	—	555	555
Financial liabilities:
Non-recourse debt	3,958	—	—	3,940	3,940

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

From its inception into the third quarter of 2013, the Company’s Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability corporation. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS”) (the “Managing Member” or “Manager”), a California limited liability corporation, which assumed the role of Managing Member of the Company. AFS is a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% – [50% x .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0017%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, the Company incurred audit, audit related and/or other fees with its principal auditors as follows (in thousands):

	2014	2013
Audit fees	$72	$49
Other fees	—	1
	$72	$50

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.