Form 10-Q
period 2015-03-31
ATEL 12, LLC
filed 2015-05-15
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,129	$2,277
Due from Managing Member	—	4
Accounts receivable, net of allowance for doubtful accounts of $25 at March 31, 2015 and $15 at December 31, 2014	47	184
Notes receivable, net of unearned interest income of $74 at March 31, 2015 and $97 as of December 31, 2014	718	837
Investment in securities	258	258
Fair value of warrants	410	393
Investments in equipment and leases, net of accumulated depreciation of $11,060 at March 31, 2015 and $11,027 at December 31, 2014	5,502	6,058
Prepaid expenses and other assets	25	29
Total assets	$9,089	$10,040
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$49	$—
Accrued distributions to Other Members	229	229
Other	266	276
Non-recourse debt	1,604	1,894
Unearned operating lease income	102	90
Total liabilities	2,250	2,489
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,839	7,551
Total Members’ capital	6,839	7,551
Total liabilities and Members’ capital	$9,089	$10,040

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$588	$901
Direct financing leases	13	25
Interest on notes receivable	23	49
Gain on sales of lease assets and early termination of notes	31	115
Unrealized gain (loss) on fair valuation of warrants	17	(78)
Other	4	1
Total revenues	676	1,013
Expenses:
Depreciation of operating lease assets	420	632
Asset management fees to Managing Member	21	40
Acquisition expense	—	23
Cost reimbursements to Managing Member and/or affiliates	66	78
Provision for credit losses	10	—
Amortization of initial direct costs	3	7
Interest expense	9	22
Professional fees	65	58
Outside services	13	13
Taxes on income and franchise fees	38	—
Other	15	26
Total expenses	660	899
Net income	$16	$114
Net income (loss):
Managing Member	$55	$55
Other Members	(39)	59
	$16	$114
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.01)	$0.02
Weighted average number of Units outstanding	2,992,482	2,993,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	2,993,482	$9,571	$—	$9,571
Repurchases of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	676	218	894
Balance December 31, 2014	2,992,482	7,551	—	7,551
Distributions to Other Members ($0.22 per Unit)	—	(673)	—	(673)
Distributions to Managing Member	—	—	(55)	(55)
Net (loss) income	—	(39)	55	16
Balance March 31, 2015 (Unaudited)	2,992,482	$6,839	$—	$6,839

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$16	$114
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(31)	(115)
Depreciation of operating lease assets	420	632
Amortization of initial direct costs	3	7
Provision for credit losses	10	—
Unrealized (gain) loss on fair valuation of warrants	(17)	78
Changes in operating assets and liabilities:
Accounts receivable	127	22
Prepaid expenses and other assets	4	5
Accounts payable, Managing Member	53	40
Accounts payable, other	(10)	16
Unearned operating lease income	12	(39)
Net cash provided by operating activities	587	760
Investing activities:
Proceeds from sales of lease assets and early termination of notes	141	183
Payments of initial direct costs	—	(5)
Principal payments received on direct financing leases	24	27
Principal payments received on notes receivable	118	192
Net cash provided by investing activities	283	397
Financing activities:
Repayments under non-recourse debt	(290)	(587)
Distributions to Other Members	(673)	(673)
Distributions to Managing Member	(55)	(55)
Net cash used in financing activities	(1,018)	(1,315)
Net decrease in cash and cash equivalents	(148)	(158)
Cash and cash equivalents at beginning of period	2,277	857
Cash and cash equivalents at end of period	$2,129	$699
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$23
Cash paid during the period for taxes	$1	$1
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$229	$230
Distributions payable to Managing Member at period-end	$19	$19

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

As of March 31, 2015, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2015 and 2014, and as of March 31, 2015 and December 31, 2014, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2015 and 2014. Purchased securities totaled $258 thousand at both March 31, 2015 and December 31, 2014. There were no sales or dispositions of securities during the three months ended March 31, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2015 and 2014, the Company recorded unrealized gains of $17 thousand and unrealized losses of $78 thousand, respectively, on fair valuation of its warrants. As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s portfolio of warrants amounted to $410 thousand and $393 thousand, respectively. There were no net exercises of warrants during the three months ended March 31, 2015 and 2014.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2015, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2015 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both March 31, 2015 and December 31, 2014.

As of March 31, 2015, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2015	$349
Year ending December 31, 2016	400
2017	40
789
Less: portion representing unearned interest income	(74)
715
Unamortized initial direct costs	3
Notes receivable, net	$718

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
IDC amortization – notes receivable	$1	$2
IDC amortization – lease assets	2	5
Total	$3	$7

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$3	$—	$—	$3
Provision	—	1	11	—	—	12
Balance December 31, 2014	—	1	14	—	—	15
Provision	—	4	6	—	—	10
Balance March 31, 2015	$—	$5	$20	$—	$—	$25

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

March 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$718[1]	$83	$801
Ending balance: individually evaluated for impairment	$718	$83	$801
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $3 of unamortized initial direct costs.

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$837[2]	$107	$944
Ending balance: individually evaluated for impairment	$837	$107	$944
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $4 of unamortized initial direct costs.

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

At March 31, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$630	$833	$83	$107
Special mention	85	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$715	$833	$83	$107

At March 31, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

March 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$715	$715	$—
Finance leases	—	—	32	32	51	83	32
Total	$—	$—	$32	$32	$766	$798	$32

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$833	$833	$—
Finance leases	—	—	47	47	60	107	47
Total	$—	$—	$47	$47	$893	$940	$47

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$5,242	$(19)	$(420)	$4,803
Net investment in direct financing leases	107	—	(24)	83
Assets held for sale or lease, net	701	(91)	—	610
Initial direct costs, net of accumulated amortization of $43 at March 31, 2015 and $44 at December 31, 2014	8	—	(2)	6
Total	$6,058	$(110)	$(446)	$5,502

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

As a result of these reviews, the Company recorded fair value adjustments of $226 thousand during 2014 to reduce the cost basis of certain impaired off-lease equipment. There were no such adjustments during the three months ended March 31, 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $420 thousand and $632 thousand for the respective three months ended March 31, 2015 and 2014.

IDC amortization expense related to the Company’s operating leases totaled $2 thousand and $5 thousand for the respective three months ended March 31, 2015 and 2014 (See Note 3).

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Transportation	$4,935	$—	$—	$4,935
Construction	2,740	—	—	2,740
Manufacturing	2,434	—	—	2,434
Aviation	2,167	—	—	2,167
Materials handling	1,291	—	(45)	1,246
Computer	119	—	(32)	87
Other	1	—	—	1
	13,687	—	(77)	13,610
Less accumulated depreciation	(8,445)	(420)	58	(8,807)
Total	$5,242	$(420)	$(19)	$4,803

The average estimated residual value for assets on operating leases was 24% of the assets’ original cost at both March 31, 2015 and December 31, 2014. There were no operating leases in non-accrual status at March 31, 2015 and December 31, 2014.

Direct financing leases:

As of March 31, 2015 and December 31, 2014, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments receivable	$100	$137
Estimated residual values of leased equipment (unguaranteed)	2	2
Investment in direct financing leases	102	139
Less unearned income	(19)	(32)
Net investment in direct financing leases	$83	$107

There were no investments in direct financing leases in non-accrual status at March 31, 2015 and December 31, 2014.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2015	$926	$82	$1,008
Year ending December 31, 2016	664	17	681
2017	552	1	553
2018	109	—	109
	$2,251	$100	$2,351

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three months ended March 31, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$66	$78
Asset management fees to Managing Member	21	40
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	28
	$87	$146

7. Non-recourse debt:

At March 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.78% to 2.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2015, gross lease rentals totaled approximately $1.6 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $3.1 million. The notes mature at various dates from 2015 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2015	$583	$21	$604
Year ending December 31, 2016	454	17	471
2017	464	7	471
2018	103	1	104
	$1,604	$46	$1,650

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities:

During the first quarter of 2015, the Company’s participation in a revolving credit facility (the “Credit Facility”) with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to the first quarter of 2015, the Company participated with AFS and certain of its affiliates in the Credit Facility comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility was for an amount up to $75 million and included certain financial covenants. The interest rate on the Credit Facility was based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-priced daily. Principal amounts of loans made under the Credit Facility that were prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

9. Commitments:

At March 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both March 31, 2015 and December 31, 2014. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2015	2014
Distributions	$673	$673
Weighted average number of Units outstanding	2,992,482	2,993,482
Weighted average distributions per Unit	$0.22	$0.22

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

At March 31, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis.

The Company had no non-recurring adjustments during the three months ended March 31, 2015 and 2014. During the last nine months of 2014, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets. Amounts at December 31, 2014 reflect the fair value of the then existing impaired assets.

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

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2015 and December 31, 2014, the calculated fair values of the Fund’s warrant portfolio approximated $410 thousand and $393 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$393
Unrealized gain on warrants, net recorded during the period	17
Balance at March 31, 2015	$410

Impaired off-lease equipment (non-recurring)

The Company did not record non-recurring fair value adjustment during the first quarters of 2015 and 2014. During the second quarter of 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $226 thousand to reduce the cost basis of the equipment. Such amount also represents total fair value adjustments through December 31, 2014.

The fair value adjustments recorded during 2014 were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2015 and December 31, 2014:

March 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.72 – 7.30
			Risk-free interest rate	0.20% – 1.74%
			Annualized volatility	15.63% – 100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.96 – 7.55
			Risk-free interest rate	0.25% – 2.01%
			Annualized volatility	15.88% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$5,000 – $150,000 (total of $610,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,129	$2,129	$—	$—	$2,129
Notes receivable, net	718	—	—	718	718
Investment in securities	258	—	—	258	258
Fair value of warrants	410	—	—	410	410
Financial liabilities:
Non-recourse debt	1,604	—	—	1,603	1,603

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,277	$2,277	$—	$—	$2,277
Notes receivable, net	837	—	—	837	837
Investment in securities	258	—	—	258	258
Fair value of warrants	393	—	—	393	393
Financial liabilities:
Non-recourse debt	1,894	—	—	1,885	1,885

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

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had net income of $16 thousand and $114 thousand for the three months ended March 31, 2015 and 2014, respectively. Results for the first quarter of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 decreased by $337 thousand, or 33%, as compared to the prior year period. The decrease was primarily due to a reduction in operating lease revenues and gain on sales of lease assets and early termination of notes offset, in part, by an unrealized gain on fair valuation of warrants.

The decrease in operating lease revenues totaled $313 thousand and was primarily a result of run-off and sales of lease assets. Gain on sales of lease assets and early termination of notes declined by $84 thousand largely due to a reduction in volume and a change in the mix of assets sold.

Partially offsetting the aforementioned decreases in revenue was a gain on fair valuation of warrants. During the first quarter of 2015, the Company recorded $17 thousand of unrealized gains on fair valuation of warrants as compared to $78 thousand of unrealized losses during the prior year period. The unrealized gains for the current year period increased the fair value of the Company’s portfolio of warrants from $393 thousand at December 31, 2014 to $410 thousand at March 31, 2015. Such change in market value was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the majority of the increase in fair market value is related to the period over period growth in the stock price of one portfolio company.

Expenses

Total expenses for the first quarter of 2015 decreased by $239 thousand, or 27%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense, acquisition expense and asset management fees to the Managing Member offset, in part, by an increase in taxes on income and franchise fees.

The reduction in depreciation expense totaled $212 thousand and was largely a result of run-off and sales of lease assets. Acquisition expense decreased by $23 thousand as new funding activities ceased for the Fund; and, asset management fees paid to Managing Member declined by $19 thousand as a result of the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses was a $38 thousand increase in taxes on income and franchise fees. Such increase was attributable to an increase in estimated tax payments and liabilities based on higher overall taxable income during 2014, including gains on sales of lease assets.

Capital Resources and Liquidity

At March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $2.1 million and $2.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$587	$760
Investing activities	283	397
Financing activities	(1,018)	(1,315)
Net decrease in cash and cash equivalents	$(148)	$(158)

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $141 thousand and $183 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended March 31, 2015 and 2014.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $728 thousand for each of the three months ended March 31, 2015 and 2014; while cash used to pay down debt totaled $290 thousand and $587 thousand for the first quarters of 2015 and 2014, respectively.

Revolving credit facility

During the first quarter of 2015, the Company’s participation in a revolving credit facility with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to the first quarter of 2015, the Company participated with AFS and certain of its affiliates in a revolving credit facility comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders.

Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $1.6 million and $1.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through March 31, 2015.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements  —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2015

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