Form 10-Q
period 2015-06-30
ATEL 12, LLC
filed 2015-08-14
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,345	$2,277
Due from Managing Member	—	4
Accounts receivable, net of allowance for doubtful accounts of $26 at June 30, 2015 and $15 at December 31, 2014	37	184
Notes receivable, net of unearned interest income of $54 at June 30, 2015 and $97 as of December 31, 2014	621	837
Investment in securities	272	258
Fair value of warrants	412	393
Investments in equipment and leases, net of accumulated depreciation of $10,901 at June 30, 2015 and $11,027 at December 31, 2014	4,871	6,058
Prepaid expenses and other assets	23	29
Total assets	$8,581	$10,040
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$17	$—
Accrued distributions to Other Members	230	229
Other	271	276
Non-recourse debt	1,325	1,894
Unearned operating lease income	95	90
Total liabilities	1,938	2,489
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,643	7,551
Total Members’ capital	6,643	7,551
Total liabilities and Members’ capital	$8,581	$10,040

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$600	$946	$1,188	$1,847
Direct financing leases	10	22	23	47
Interest on notes receivable	19	40	42	89
Gain on sales of lease assets and early termination of notes	441	30	472	145
Gain on sales or dispositions of securities	10	30	10	30
Unrealized gain (loss) on fair valuation of warrants	2	(96)	19	(174)
Other	7	3	11	4
Total revenues	1,089	975	1,765	1,988
Expenses:
Depreciation of operating lease assets	412	623	832	1,255
Asset management fees to Managing Member	21	39	42	79
Acquisition expense	—	3	—	26
Cost reimbursements to Managing Member and/or affiliates	62	83	128	161
Provision for (reversal of) credit losses	1	(3)	11	(3)
Impairment losses on equipment	—	226	—	226
Amortization of initial direct costs	3	7	6	14
Interest expense	9	18	18	40
Professional fees	15	20	80	78
Outside services	6	7	19	20
Taxes on income and franchise fees	12	1	50	1
Other	16	27	31	53
Total expenses	557	1,051	1,217	1,950
Net income (loss)	$532	$(76)	$548	$38
Net income (loss):
Managing Member	$54	$54	$109	$109
Other Members	478	(130)	439	(71)
	$532	$(76)	$548	$38
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.16	$(0.04)	$0.15	$(0.02)
Weighted average number of Units outstanding	2,992,482	2,993,471	2,992,482	2,993,476

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	2,993,482	$9,571	$—	$9,571
Repurchases of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	676	218	894
Balance December 31, 2014	2,992,482	7,551	—	7,551
Distributions to Other Members ($0.45 per Unit)	—	(1,347)	—	(1,347)
Distributions to Managing Member	—	—	(109)	(109)
Net income	—	439	109	548
Balance June 30, 2015 (Unaudited)	2,992,482	$6,643	$—	$6,643

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net income (loss)	$532	$(76)	$548	$38
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(441)	(30)	(472)	(145)
Depreciation of operating lease assets	412	623	832	1,255
Amortization of initial direct costs	3	7	6	14
Provision for (reversal of) credit losses	1	(3)	11	(3)
Impairment losses on equipment	—	226	—	226
Gain on sales or dispositions of securities	(10)	(30)	(10)	(30)
Unrealized (gain) loss on fair valuation of warrants	(2)	96	(19)	174
Changes in operating assets and liabilities:
Accounts receivable	9	3	136	25
Prepaid expenses and other assets	2	2	6	7
Accounts payable, Managing Member	(32)	(37)	21	3
Accounts payable, other	5	11	(5)	27
Unearned operating lease income	(7)	14	5	(25)
Net cash provided by operating activities	472	806	1,059	1,566
Investing activities:
Purchase of securities	(14)	(24)	(14)	(24)
Proceeds from sales of lease assets and early termination of notes	631	329	772	512
Payments of initial direct costs	—	—	—	(5)
Proceeds from sale of securities	10	71	10	71
Principal payments received on direct financing leases	27	30	51	57
Principal payments received on notes receivable	96	177	214	369
Net cash provided by investing activities	750	583	1,033	980
Financing activities:
Borrowings under non-recourse debt	—	197	—	197
Repayments under non-recourse debt	(279)	(613)	(569)	(1,200)
Distributions to Other Members	(673)	(674)	(1,346)	(1,347)
Distributions to Managing Member	(54)	(54)	(109)	(109)
Repurchases of Units	—	(3)	—	(3)
Net cash used in financing activities	(1,006)	(1,147)	(2,024)	(2,462)
Net increase in cash and cash equivalents	216	242	68	84
Cash and cash equivalents at beginning of period	2,129	699	2,277	857
Cash and cash equivalents at end of period	$2,345	$941	$2,345	$941
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8	$19	$17	$42
Cash paid during the period for taxes	$39	$2	$40	$3
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

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

As of June 30, 2015, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2015 and 2014, and as of June 30, 2015 and December 31, 2014, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2015 and 2014. Purchased securities totaled $272 thousand and $258 thousand at June 30, 2015 and December 31, 2014, respectively. There were no sales or dispositions of securities during the three and six months ended June 30, 2015. By comparison, the Company recognized gains of $14 thousand on the disposition of certain purchased securities during the three months ended June 30, 2014. Such amount also represents total gain for the first six months of 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and six months ended June 30, 2015, the Company recorded unrealized gains of $2 thousand and $19 thousand, respectively, on fair valuation of its warrants. By comparison, during the prior year three- and six-month periods, the Company recorded unrealized losses of $96 thousand and $174 thousand, respectively. As of June 30, 2015 and December 31, 2014, the estimated fair value of the

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Company’s portfolio of warrants amounted to $412 thousand and $393 thousand, respectively. During the three-month periods ended June 30, 2015 and 2014, the Company realized gains on the net exercise of certain warrants totaling $10 thousand and $16 thousand, respectively. Such amounts also represent total realized gains for the six-month periods ended June 30, 2015 and 2014.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2015, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2016 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both June 30, 2015 and December 31, 2014.

As of June 30, 2015, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2015	$233
Year ending December 31, 2016	400
2017	40
673
Less: portion representing unearned interest income	(54)
619
Unamortized initial direct costs	2
Notes receivable, net	$621

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
IDC amortization – notes receivable	$1	$2	$2	$4
IDC amortization – lease assets	2	5	4	10
Total	$3	$7	$6	$14

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$3	$—	$—	$3
Provision	—	1	11	—	—	12
Balance December 31, 2014	—	1	14	—	—	15
(Reversal of) provision	—	(1)	12	—	—	11
Balance June 30, 2015	$—	$—	$26	$—	$—	$26

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

June 30, 2015	Notes Receivable		Finance Leases	Total
Allowance for credit losses:
Ending balance	$—		$—	$—
Ending balance: individually evaluated for impairment	$—		$—	$—
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
Financing receivables:
Ending balance	$621	[1]	$56	$677
Ending balance: individually evaluated for impairment	$621		$56	$677
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
[1]	Includes $2 of unamortized initial direct costs.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2014	Notes Receivable		Finance Leases	Total
Allowance for credit losses:
Ending balance	$—		$—	$—
Ending balance: individually evaluated for impairment	$—		$—	$—
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
Financing receivables:
Ending balance	$837	[2]	$107	$944
Ending balance: individually evaluated for impairment	$837		$107	$944
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
[2]	Includes $4 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$546	$833	$56	$107
Special mention	73	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$619	$833	$56	$107

At June 30, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

June 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$619	$619	$—
Finance leases	—	—	—	—	56	56	—
Total	$—	$—	$—	$—	$675	$675	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$833	$833	$—
Finance leases	—	—	47	47	60	107	47
Total	$—	$—	$47	$47	$893	$940	$47

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2015 and December 31, 2014.

As of June 30, 2015, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$5,242	$(209)	$(832)	$4,201
Net investment in direct financing leases	107	—	(51)	56
Assets held for sale or lease, net	701	(91)	—	610
Initial direct costs, net of accumulated amortization of $21 at June 30, 2015 and $44 at December 31, 2014	8	—	(4)	4
Total	$6,058	$(300)	$(887)	$4,871

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

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2015. By comparison, during the three and six months ended June 30, 2014, the Company recorded fair value adjustments of $226 thousand to reduce the cost basis of certain impaired off-lease equipment.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $412 thousand and $623 thousand for the respective three months ended June 30, 2015 and 2014, and was $832 thousand and $1.3 million for the respective six months ended June 30, 2015 and 2014.

IDC amortization expense related to the Company’s operating and direct financing leases totaled $2 thousand and $5 thousand for the respective three months ended June 30, 2015 and 2014, and $4 thousand and $10 thousand for the respective six months ended June 30, 2015 and 2014 (See Note 3).

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance June 30, 2015
Transportation	$4,935	$—	$—	$4,935
Construction	2,740	—	—	2,740
Aviation	2,167	—	—	2,167
Manufacturing	2,434	—	(696)	1,738
Materials handling	1,291	—	(110)	1,181
Computer	119	—	(32)	87
Other	1	—	—	1
	13,687	—	(838)	12,849
Less accumulated depreciation	(8,445)	(832)	629	(8,648)
Total	$5,242	$(832)	$(209)	$4,201

The average estimated residual value for assets on operating leases was 24% of the assets’ original cost at both June 30, 2015 and December 31, 2014. There were no operating leases in non-accrual status at June 30, 2015 and December 31, 2014.

Direct financing leases:

As of June 30, 2015 and December 31, 2014, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments receivable	$63	$137
Estimated residual values of leased equipment (unguaranteed)	2	2
Investment in direct financing leases	65	139
Less unearned income	(9)	(32)
Net investment in direct financing leases	$56	$107

There were no investments in direct financing leases in non-accrual status at June 30, 2015 and December 31, 2014.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2015	$471	$45	$516
Year ending December 31, 2016	664	17	681
2017	552	1	553
2018	109	—	109
	$1,796	$63	$1,859

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$62	$83	$128	$161
Asset management fees to Managing Member	21	39	42	79
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	3	—	31
	$83	$125	$170	$271

7. Non-recourse debt:

At June 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.86% to 2.75% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2015, gross lease rentals totaled approximately $1.4 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $2.5 million. The notes mature at various dates from 2015 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2015	$304	$12	$316
Year ending December 31, 2016	454	17	471
2017	464	7	471
2018	103	1	104
	$1,325	$37	$1,362

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities:

Effective December 30, 2014, the Company’s participation in a revolving credit facility (the “Credit Facility”) with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 30, 2014, the Company participated with AFS and certain of its affiliates in the Credit Facility comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility was for an amount up to $75 million and included certain financial covenants. The interest rate on the Credit Facility was based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-priced daily. Principal amounts of loans made under the Credit Facility that were prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

9. Commitments:

At June 30, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both June 30, 2015 and December 31, 2014. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distributions	$674	$674	$1,347	$1,347
Weighted average number of Units outstanding	2,992,482	2,993,471	2,992,482	2,993,476
Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.45

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

At June 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis.

The Company had no non-recurring adjustments during the three and six months ended June 30, 2015. During the prior year three- and six-month periods, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease assets. Amounts at December 31, 2014 reflect the fair value of the then existing impaired assets.

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

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2015 and December 31, 2014, the calculated fair values of the Fund’s warrant portfolio approximated $412 thousand and $393 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$393
Unrealized gain on warrants, net recorded during the period	19
Balance at June 30, 2015	$412

Impaired off-lease equipment (non-recurring)

The Company did not record any non-recurring fair value adjustment during the three and six months ended June 30, 2015. During the second quarter of 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $226 thousand to reduce the cost basis of the equipment. Such amount also represents total fair value adjustments through December 31, 2014.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2015 and December 31, 2014:

June 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.47 – 8.48
			Risk-free interest rate	0.11% – 2.21%
			Annualized volatility	14.84% – 100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.96 – 7.55
			Risk-free interest rate	0.25% – 2.01%
			Annualized volatility	15.88% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$5,000 – $150,000 (total of $610,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,345	$2,345	$—	$—	$2,345
Notes receivable, net	621	—	—	621	621
Investment in securities	272	—	—	272	272
Fair value of warrants	412	—	—	412	412
Financial liabilities:
Non-recourse debt	1,325	—	—	1,325	1,325

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,277	$2,277	$—	$—	$2,277
Notes receivable, net	837	—	—	837	837
Investment in securities	258	—	—	258	258
Fair value of warrants	393	—	—	393	393
Financial liabilities:
Non-recourse debt	1,894	—	—	1,885	1,885

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

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net income of $532 thousand and a net loss of $76 thousand for the three months ended June 30, 2015 and 2014, respectively. Results for the second quarter of 2015 reflect a decrease in total expenses coupled with an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 increased by $114 thousand, or 12%, as compared to the prior year period. Such increase was primarily due to significantly higher gains recognized on sales of lease assets and early termination of notes coupled with a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014 offset, in part, by a reduction in operating lease revenues.

The increase in gains recognized on sales of lease assets and early termination of notes totaled $411 thousand and was mainly due to the change in the mix of assets sold, as the Fund disposed of previously leased high-priced manufacturing equipment during the current year period. Moreover, the required periodic revaluation of the warrants in the Company’s portfolio of investments resulted in a $98 thousand favorable change in the fair value of the portfolio.

Partially offsetting the aforementioned increases in revenue was a $346 thousand reduction in operating lease revenues. Such decrease was largely attributable to the impact of continued run-off and sales of lease assets.

Expenses

Total expenses for the second quarter of 2015 decreased by $494 thousand, or 47%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in impairment losses on equipment, depreciation expense and cost reimbursements to the Managing Member.

Impairment losses on equipment declined by $226 thousand due to a prior year period fair value adjustment recorded on certain impaired off-lease equipment. There was no such fair value adjustment during the current year period. Depreciation expense was reduced by $211 thousand largely as a result of run-off and sales of lease assets; and, cost reimbursements paid to the Managing Member were reduced by $21 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net income of $548 thousand and $38 thousand for the six months ended June 30, 2015 and 2014, respectively. Results for the first half of 2015 reflect decreases in total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 decreased by $223 thousand, or 11%, as compared to the prior year period. Such decrease was primarily due to a decline in operating lease revenues partially offset by an increase in gain on sales of lease assets and early termination of notes, and a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014.

The decrease in operating lease revenues totaled $659 thousand and was mainly due to continued run-off and sales of lease assets.

Partially offsetting the aforementioned decrease in revenue was a $327 thousand increase in gain on sales of lease assets and early termination of notes. Such gain was largely a result of a change in the mix of assets sold, as the Fund disposed of previously leased high-priced manufacturing equipment during the current year period. In addition, the required periodic revaluation of the warrants in the Company’s portfolio of investments resulted in a $193 thousand favorable change in the fair value of the portfolio.

Expenses

Total expenses for the first half of 2015 decreased by $733 thousand, or 38%, as compared to the prior year period. Such decrease was primarily the result of reductions in depreciation expense, impairment losses on equipment, asset management fees and cost reimbursements paid to the Managing Member, and acquisition expense offset, in part, by an increase in taxes on income and franchise fees.

The decrease in depreciation expense totaled $423 thousand and was largely a result of run-off and sales of lease assets. Impairment losses on equipment declined by $226 thousand due to a prior year period fair value adjustment recorded on certain impaired off-lease equipment. There was no such fair value adjustment during the current year period.

Moreover, asset management fees paid to the Managing Member declined by $37 thousand as a result of the continued decline in managed assets and related rents. Cost reimbursements paid to the Managing Member were reduced by $33 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base; and, acquisition expense decreased by $26 thousand as new funding activities ceased for the Fund.

Partially offsetting the aforementioned decreases in expenses was a $49 thousand increase in taxes on income and franchise fees. Such increase was attributable to an increase in estimated tax payments and liabilities based on higher gains on sales of lease assets.

Capital Resources and Liquidity

At both June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $2.3 million. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$472	$806	$1,059	$1,566
Investing activities	750	583	1,033	980
Financing activities	(1,006)	(1,147)	(2,024)	(2,462)
Net increase in cash and cash equivalents	$216	$242	$68	$84

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $631 thousand and $329 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended June 30, 2015 and 2014. In addition, during the prior year period, the Company utilized borrowings totaling $197 thousand.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $727 thousand and $728 thousand for the respective three months ended June 30, 2015 and 2014; while cash used to pay down debt totaled $279 thousand and $613 thousand for the second quarters of 2015 and 2014, respectively.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $772 thousand and $512 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective six months ended June 30, 2015 and 2014. In addition, during the prior year period, the Company utilized borrowings totaling $197 thousand.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $1.5 million for each of the six-month periods ended June 30, 2015 and 2014; while cash used to pay down debt totaled $569 thousand and $1.2 million for the respective six months ended June 30, 2015 and 2014.

Revolving credit facility

Effective December 30, 2014, the Company’s participation in a revolving credit facility with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 30, 2014, the Company participated with AFS and certain of its affiliates in a revolving credit facility comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders.

Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $1.3 million and $1.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through June 30, 2015.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2015

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