Form 10-Q
period 2015-09-30
ATEL 12, LLC
filed 2015-11-12
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

The number of Limited Liability Company Units outstanding as of October 31, 2015 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,100	$2,277
Due from Managing Member	—	4
Accounts receivable, net of allowance for doubtful accounts of $7 at September 30, 2015 and $15 at December 31, 2014	32	184
Notes receivable, net of unearned interest income of $25 at September 30, 2015 and $97 as of December 31, 2014	395	837
Investment in securities	272	258
Fair value of warrants	387	393
Investments in equipment and leases, net of accumulated depreciation of $11,128 at September 30, 2015 and $11,027 at December 31, 2014	4,609	6,058
Prepaid expenses and other assets	28	29
Total assets	$7,823	$10,040
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$32	$—
Accrued distributions to Other Members	230	229
Other	224	276
Non-recourse debt	1,155	1,894
Unearned operating lease income	81	90
Total liabilities	1,722	2,489
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	6,101	7,551
Total Members’ capital	6,101	7,551
Total liabilities and Members’ capital	$7,823	$10,040

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$493	$808	$1,681	$2,655
Direct financing leases	4	20	27	67
Interest on notes receivable	16	29	58	118
Gain on sales of lease assets and early termination of notes	13	565	485	710
Gain on sales or dispositions of investment in securities	—	—	10	30
Unrealized loss on fair valuation of warrants	(25)	(5)	(6)	(179)
Other	14	1	25	5
Total revenues	515	1,418	2,280	3,406
Expenses:
Depreciation of operating lease assets	234	554	1,066	1,809
Asset management fees to Managing Member	13	34	55	113
Acquisition expense	—	22	—	48
Cost reimbursements to Managing Member and/or affiliates	51	73	179	234
(Reversal of) provision for credit losses	(19)	9	(8)	6
Impairment losses on equipment	—	—	—	226
Amortization of initial direct costs	1	6	7	20
Interest expense	6	13	24	53
Professional fees	14	13	94	91
Outside services	7	5	26	25
Taxes on income and franchise fees	7	—	57	1
Other	15	25	46	78
Total expenses	329	754	1,546	2,704
Net income	$186	$664	$734	$702
Net income:
Managing Member	$55	$55	$164	$164
Other Members	131	609	570	538
	$186	$664	$734	$702
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.20	$0.19	$0.18
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,993,141

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	2,993,482	$9,571	$—	$9,571
Repurchases of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	676	218	894
Balance December 31, 2014	2,992,482	7,551	—	7,551
Distributions to Other Members ($0.68 per Unit)	—	(2,020)	—	(2,020)
Distributions to Managing Member	—	—	(164)	(164)
Net income	—	570	164	734
Balance September 30, 2015 (Unaudited)	2,992,482	$6,101	$—	$6,101

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating activities:
Net income	$186	$664	$734	$702
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(13)	(565)	(485)	(710)
Depreciation of operating lease assets	234	554	1,066	1,809
Amortization of initial direct costs	1	6	7	20
(Reversal of) provision for credit losses	(19)	9	(8)	6
Impairment losses on equipment	—	—	—	226
Gain on sales or dispositions of investment in securities	—	—	(10)	(30)
Unrealized loss on fair valuation of warrants	25	5	6	179
Changes in operating assets and liabilities:
Accounts receivable	24	(57)	160	(32)
Prepaid expenses and other assets	(5)	(9)	1	(2)
Accounts payable, Managing Member	15	17	36	20
Accounts payable, other	(47)	17	(52)	44
Unearned operating lease income	(14)	1	(9)	(24)
Net cash provided by operating activities	387	642	1,446	2,208
Investing activities:
Purchase of securities	—	—	(14)	(24)
Proceeds from sales of lease assets and early termination of notes	139	535	911	1,047
Payments of initial direct costs	—	—	—	(5)
Proceeds from sales or dispositions of investment in securities	—	—	10	71
Principal payments received on direct financing leases	25	21	76	78
Principal payments received on notes receivable	102	111	316	480
Net cash provided by investing activities	266	667	1,299	1,647
Financing activities:
Borrowings under non-recourse debt	—	—	—	197
Repayments under non-recourse debt	(170)	(752)	(739)	(1,952)
Distributions to Other Members	(673)	(673)	(2,019)	(2,020)
Distributions to Managing Member	(55)	(55)	(164)	(164)
Repurchases of Units	—	—	—	(3)
Net cash used in financing activities	(898)	(1,480)	(2,922)	(3,942)
Net decrease in cash and cash equivalents	(245)	(171)	(177)	(87)
Cash and cash equivalents at beginning of period	2,345	941	2,277	857
Cash and cash equivalents at end of period	$2,100	$770	$2,100	$770
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7	$14	$24	$56
Cash paid during the period for taxes	$—	$—	$40	$3
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19
Amount due from sale of lease assets	$—	$1,908	$—	$1,908

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

As of September 30, 2015, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2015, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the nine months ended September 30, 2015 and 2014, and as of September 30, 2015 and December 31, 2014, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2015 and 2014. Purchased securities totaled $272 thousand and $258 thousand at September 30, 2015 and December 31, 2014, respectively. There were no sales or dispositions of securities during the three and nine months ended September 30, 2015. By comparison, sales and dispositions of securities during the first nine months of 2014 resulted in gains of $14 thousand, all of which were recognized prior to the third quarter of 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three and nine months ended September 30, 2015, the Company recorded unrealized losses of $25 thousand and $6 thousand, respectively, on fair valuation of its warrants. By comparison, during the prior year three- and nine-month periods, the Company recorded unrealized losses of $5 thousand and $179 thousand, respectively. As of September 30, 2015 and December 31, 2014, the estimated fair value

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

of the Company’s portfolio of warrants amounted to $387 thousand and $393 thousand, respectively. During the first nine months of 2015 and 2014, the Company realized gains on the net exercise of certain warrants totaling $10 thousand and $16 thousand, respectively, all of which were recognized prior to the third quarters of 2015 and 2014.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements  — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2015, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.88% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2016 through the first day of 2017. The Company had neither notes in non-accrual status nor impaired notes at both September 30, 2015 and December 31, 2014.

As of September 30, 2015, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2015	$96
Year ending December 31, 2016	323
419
Less: portion representing unearned interest income	(25)
394
Unamortized initial direct costs	1
Notes receivable, net	$395

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
IDC amortization – notes receivable	$—	$1	$2	$5
IDC amortization – lease assets	1	5	5	15
Total	$1	$6	$7	$20

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$3	$—	$—	$3
Provision	—	1	11	—	—	12
Balance December 31, 2014	—	1	14	—	—	15
Reversal of provision	—	(1)	(7)	—	—	(8)
Balance September 30, 2015	$—	$—	$7	$—	$—	$7

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

September 30, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$395[1]	$31	$426
Ending balance: individually evaluated for impairment	$395	$31	$426
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Pass	$394	$833	$31	$107
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$394	$833	$31	$107

At September 30, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

September 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$394	$394	$—
Finance leases	—	—	—	—	31	31	—
Total	$—	$—	$—	$—	$425	$425	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$833	$833	$—
Finance leases	—	—	47	47	60	107	47
Total	$—	$—	$47	$47	$893	$940	$47

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both September 30, 2015 and December 31, 2014.

As of September 30, 2015, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis. As of December 31, 2014, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2015
Net investment in operating leases	$5,242	$(473)	$(1,066)	$3,703
Net investment in direct financing leases	107	—	(76)	31
Assets held for sale or lease, net	701	171	—	872
Initial direct costs, net of accumulated amortization of $15 at September 30, 2015 and $44 at December 31, 2014	8	—	(5)	3
Total	$6,058	$(302)	$(1,147)	$4,609

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

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2015. By comparison, during the first nine months of 2014, the Company recorded fair value adjustments of $226 thousand to reduce the cost basis of certain impaired off-lease equipment, all of which were recorded prior to the third quarter of 2014.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $234 thousand and $554 thousand for the respective three months ended September 30, 2015 and 2014, and was $1.1 million and $1.8 million for the respective nine months ended September 30, 2015 and 2014.

IDC amortization expense related to the Company’s operating and direct financing leases totaled $1 thousand and $5 thousand for the respective three months ended September 30, 2015 and 2014, and $5 thousand and $15 thousand for the respective nine months ended September 30, 2015 and 2014 (See Note 3).

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance September 30, 2015
Transportation	$4,935	$—	$—	$4,935
Construction	2,740	—	—	2,740
Aviation	2,167	—	—	2,167
Materials handling	1,291	—	(119)	1,172
Manufacturing	2,434	—	(1,770)	664
Computer	119	—	(32)	87
Other	1	—	—	1
	13,687	—	(1,921)	11,766
Less accumulated depreciation	(8,445)	(1,066)	1,448	(8,063)
Total	$5,242	$(1,066)	$(473)	$3,703

The average estimated residual value for assets on operating leases was 23% and 24% of the assets’ original cost at September 30, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status at September 30, 2015 and December 31, 2014.

Direct financing leases:

As of September 30, 2015 and December 31, 2014, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Total minimum lease payments receivable	$34	$137
Estimated residual values of leased equipment (unguaranteed)	1	2
Investment in direct financing leases	35	139
Less unearned income	(4)	(32)
Net investment in direct financing leases	$31	$107

There were no investments in direct financing leases in non-accrual status at September 30, 2015 and December 31, 2014.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2015	$239	$16	$255
Year ending December 31, 2016	784	17	801
2017	672	1	673
2018	229	—	229
	$1,924	$34	$1,958

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and nine months ended September 30, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$51	$73	$179	$234
Asset management fees to Managing Member	13	34	55	113
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	22	—	53
	$64	$129	$234	$400

7. Non-recourse debt:

At September 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.86% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2015, gross lease rentals totaled approximately $1.2 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $2.0 million. The notes mature at various dates from 2015 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2015	$134	$6	$140
Year ending December 31, 2016	454	17	471
2017	464	7	471
2018	103	1	104
	$1,155	$31	$1,186

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

9. Commitments:

At September 30, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

11. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both September 30, 2015 and December 31, 2014. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions	$673	$673	$2,020	$2,020
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,993,141
Weighted average distributions per Unit	$0.22	$0.22	$0.68	$0.67

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

At September 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis.

The Company had no non-recurring adjustments during the three and nine months ended September 30, 2015. During the prior year nine-month period, the Company recorded non-recurring adjustments to reflect the fair value of certain impaired off-lease assets. Amounts at December 31, 2014 reflect the fair value of the then existing impaired assets.

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

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2015 and December 31, 2014, the calculated fair values of the Fund’s warrant portfolio approximated $387 thousand and $393 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$393
Unrealized loss on warrants, net recorded during the period	(6)
Balance at September 30, 2015	$387

Impaired off-lease equipment (non-recurring)

The Company did not record any non-recurring fair value adjustment during the three and nine months ended September 30, 2015. During the first nine months of 2014, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $226 thousand to reduce the cost basis of the equipment. All of such adjustments were recorded prior to the third quarter of 2014. Such amount also represents total fair value adjustments through December 31, 2014.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2015 and December 31, 2014:

September 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.21 – 8.23
			Risk-free interest rate	0.00% – 1.88%
			Annualized volatility	100.00%

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.96 – 7.55
			Risk-free interest rate	0.25% – 2.01%
			Annualized volatility	15.88% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$5,000 – $150,000 (total of $610,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,100	$2,100	$—	$—	$2,100
Notes receivable, net	395	—	—	395	395
Investment in securities	272	—	—	272	272
Fair value of warrants	387	—	—	387	387
Financial liabilities:
Non-recourse debt	1,155	—	—	1,156	1,156

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,277	$2,277	$—	$—	$2,277
Notes receivable, net	837	—	—	837	837
Investment in securities	258	—	—	258	258
Fair value of warrants	393	—	—	393	393
Financial liabilities:
Non-recourse debt	1,894	—	—	1,885	1,885

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

Results of Operations

The three months ended September 30, 2015 versus the three months ended September 30, 2014

The Company had net income of $186 thousand and $664 thousand for the three months ended September 30, 2015 and 2014, respectively. Results for the third quarter of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2015 decreased by $903 thousand, or 64%, as compared to the prior year period. Such decrease was primarily due to a decline in gains recognized on sales of lease assets and early termination of notes, and a reduction in operating lease revenues.

The decrease in gains recognized on sales of lease assets and early termination of notes totaled $552 thousand and was mainly due to a reduction in volume and change in the mix of assets sold, as the Fund sold two drill rigs associated with a terminated lease during the prior year period. Operating lease revenues declined by $315 thousand as a result of run-off and sales of lease assets.

Expenses

Total expenses for the third quarter of 2015 decreased by $425 thousand, or 56%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense, provision for credit losses, acquisition expense, and cost reimbursements and asset management fees paid to the Managing Member.

The decrease in depreciation expense totaled $320 thousand and was largely a result of run-off and sales of lease assets. The provision for credit losses declined by $28 thousand largely as a result of an increase in collections of delinquent amounts previously reserved.

Moreover, acquisition expense declined by $22 thousand as the Fund ceased acquisition activities during 2015. Cost reimbursements to the Managing Member also declined by $22 thousand due to lower allocated costs based, in part, on the Fund’s declining asset base; and, asset management fees paid to the Managing Member declined by $21 thousand as a result of the continued decline in managed assets and related rents.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The Company had net income of $734 thousand and $702 thousand for the nine months ended September 30, 2015 and 2014, respectively. Results for the first nine months of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2015 decreased by $1.1 million, or 33%, as compared to the prior year period. Such decrease was primarily due to declines in operating lease revenues and gain on sales of lease assets and early termination of notes offset, in part, by a period over period decrease in unrealized losses recorded on the Fund’s porfolio of warrants.

The decrease in operating lease revenues totaled $974 thousand and was mainly due to continued run-off and sales of lease assets. Gains recognized on sales of lease assets and early termination of notes declined by $225 thousand mainly due to a reduction in volume and change in the mix of assets sold; the Fund sold two drill rigs associated with a terminated lease during the prior year period and disposed of a previously leased high-priced manufacturing equipment during the current year period.

Partially offsetting the aforementioned decreases in revenues was a $173 thousand increase attributable to a period over period decline in unrealized losses recorded on the Fund’s portfolio of warrants, resulting from the required periodic revaluation of the warrants in the portfolio.

Expenses

Total expenses for the first nine months of 2015 decreased by $1.2 million, or 43%, as compared to the prior year period. Such decrease was primarily the result of reductions in depreciation expense, impairment losses on equipment, asset management fees and cost reimbursements paid to the Managing Member, and acquisition expense.

The decrease in depreciation expense totaled $743 thousand and was largely a result of run-off and sales of lease assets. Impairment losses on equipment declined by $226 thousand due to a prior year period fair value adjustment recorded on certain impaired off-lease equipment. There was no such fair value adjustment during the current year period.

In addition, asset management fees paid to the Managing Member declined by $58 thousand as a result of the continued decline in managed assets and related rents. Cost reimbursements paid to the Managing Member were reduced by $55 thousand as a result of lower allocated costs partially based on the Fund’s declining asset base; and, acquisition expense decreased by $48 thousand as the Fund ceased acquisition activities during 2015.

Capital Resources and Liquidity

At September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $2.1 million and $2.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$387	$642	$1,446	$2,208
Investing activities	266	667	1,299	1,647
Financing activities	(898)	(1,480)	(2,922)	(3,942)
Net decrease in cash and cash equivalents	$(245)	$(171)	$(177)	$(87)

The three months ended September 30, 2015 versus the three months ended September 30, 2014

During the three months ended September 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $139 thousand and $535 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2015 and 2014.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $728 thousand for each of the three months ended September 30, 2015 and 2014; while cash used to pay down debt totaled $170 thousand and $752 thousand for the third quarters of 2015 and 2014, respectively.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $911 thousand and $1.0 million of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective nine months ended September 30, 2015 and 2014. In addition, during the prior year period, the Company utilized borrowings totaling $197 thousand.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $2.2 million for each of the nine-month periods ended September 30, 2015 and 2014; while cash used to pay down debt totaled $739 thousand and $2.0 million for the respective nine months ended September 30, 2015 and 2014.

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

Non-Recourse Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $1.2 million and $1.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through September 30, 2015.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2015

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