Form 10-K
period 2015-12-31
ATEL 12, LLC
filed 2016-03-30
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 2,992,482.

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

As of December 31, 2015, cumulative contributions, net of rescissions and repurchases, totaling $29.9 million (inclusive of the $500 initial member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

On January 1, 2016, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. During the liquidation phase, periodic distributions are paid at the discretion of the Managing Member.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2015, the Company had purchased equipment with a total acquisition price of $28.6 million. The Company had also loaned $5.4 million for notes receivable secured by various assets.

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

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2015	2014
Wal-Mart Transportation, LLC	Transportation	17%	11%
Aircraft Service International, Inc.	Aviation	15%	11%
IBM Corporation	Research	*	16%
Nomac Drilling, LLC	Mining	*	14%
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2015 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	27.24%
Transportation	4,934	17.23%
Research	3,963	13.84%
Manufacturing	3,518	12.29%
Construction	2,989	10.44%
Mining	2,893	10.10%
Aviation	2,167	7.57%
Other	370	1.29%
	$28,635	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$6,569	22.94%
Gas/Coal products	4,684	16.36%
Retail	2,903	10.14%
Food products	2,877	10.05%
Rubber/Miscellaneous plastics	2,764	9.65%
Air transportation	2,167	7.57%
Lumber/Wood products	1,680	5.87%
Transportation services	1,644	5.74%
Manufacturing	895	3.13%
Chemical products	863	3.01%
Industrial machinery	783	2.73%
Other	806	2.81%
	$28,635	100.00%

From inception to December 31, 2015, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$5,447	$1,170	$5,692
Research	3,964	713	3,425
Mining	2,893	1,908	2,517
Manufacturing	1,780	1,185	1,345
Construction	249	90	231
Transportation	69	15	74
Other	186	62	240
	$14,588	$5,143	$13,524

For further information regarding the Company’s equipment lease portfolio as of December 31, 2015, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2015 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Miscellaneous office equipment	$3,484	65.05%
Research	804	15.01%
Computers	599	11.18%
Manufacturing	400	7.47%
Other	69	1.29%
	$5,356	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Health services	$1,569	29.29%
Electronics	1,055	19.70%
Manufacturing	805	15.03%
Engineering/Management	750	14.00%
Business services	578	10.79%
Lab equipment	399	7.45%
Chemicals/Allied products	200	3.74%
	$5,356	100.00%

From inception to December 31, 2015, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Miscellaneous office equipment	$2,983	$606	$2,448
Research	649	258	522
Computers	599	—	760
Other	69	53	28
	$4,300	$917	$3,758

For further information regarding the Company’s notes receivable portfolio as of December 31, 2015, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 908 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2015. AFS estimates the Company’s per unit value by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be distributable by the number of outstanding Units as of the December 31, 2015 valuation date. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $3.00 per Unit.

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

The Company commenced periodic distributions in February 2008. The rate for monthly distributions paid in 2015 and 2014 was $0.075 per Unit. The rate for each of the quarterly distributions paid in 2015 and 2014 was $0.225 per Unit.

The following table presents summarized information regarding distributions to Other Members:

	2015	2014
Net income per Unit, based on weighted average Units outstanding	$0.26	$0.23
Return of investment	0.64	0.67
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.90	$0.90

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company may continue until December 31, 2030. However, pursuant to the guidelines of the Operating Agreement, the Company commenced liquidation phase activities on January 1, 2016. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2015	2014
Retail	23%	20%
Air transportation	17%	15%
Food products	13%	11%
Gas/Coal	12%	10%
Business services	*	12%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2015 and 2014 as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2015	2014
Wal-Mart Transportation, LLC	Transportation	17%	11%
Aircraft Service International, Inc.	Aviation	15%	11%
IBM Corporation	Research	*	16%
Nomac Drilling, LLC	Mining	*	14%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired during the period from 2008 to 2013. The utilization percentage of existing assets under lease was 100% and 93% as of December 31, 2015 and 2014, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2015 versus 2014

The Company had net income of $988 thousand and $894 thousand for the years ended December 31, 2015 and 2014, respectively. Results for 2015 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2015 decreased by $1.4 million, or 34%, as compared to prior year. Such decrease was largely attributable to reductions in operating lease revenues and gain on sales of lease assets and early termination of notes offset, in part, by an increase in gain on sales or dispositions of investment in securities.

The decrease in operating lease revenues totaled $1.1 million and was primarily attributable to run-off and sales of lease assets. Gains recognized on sales of lease assets and early termination of notes declined by $411 thousand mainly due to a reduction in volume and change in the mix of assets sold, as the Fund sold two drill rigs associated with a terminated lease during the prior year period.

Partially offsetting the aforementioned decreases in revenues was a $117 thousand increase in gain on sales or dispositions of investment in securities. Such increase was primarily due to a $147 thousand gain realized on the net exercise of warrants during the current year.

Expenses

Total operating expenses for 2015 decreased by $1.5 million, or 46%, as compared to prior year. The decrease was largely attributable to reductions in depreciation expense, impairment losses on equipment, cost reimbursements paid to the Managing Member and asset management fees offset, in part, by an increase in taxes on income and franchise fees.

The reduction in depreciation expense totaled $1.1 million and was largely a result of run-off and sales of lease assets. Impairment losses on equipment declined by $226 thousand due to fair value adjustments recorded on certain impaired off-lease equipment during the prior year. There was no such fair value adjustment during the current year. Moreover, cost reimbursements paid to the Managing Member were reduced by $87 thousand as a result of lower allocated costs partially based on the Fund’s declining asset base; and, asset management fees paid to the Managing Member decreased by $66 thousand as a result of the continued decline in managed assets and related rents.

The aforementioned decreases in expenses were partially offset by a $63 thousand increase in taxes on income and franchise fees. Such increase was attributable to a higher estimated tax liability based upon a prior year increase in gains on sales of lease assets.

Capital Resources and Liquidity

At both December 31, 2015 and 2014, the Company’s cash and cash equivalents totaled $2.3 million. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash provided by (used in):
Operating activities	$1,786	$2,640
Investing activities	2,061	3,759
Financing activities	(3,784)	(4,979)
Net increase in cash and cash equivalents	$63	$1,420

2015 versus 2014

During 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized $1.5 million and $3.0 million of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective years ended December 31, 2015 and 2014. In addition, during the prior year, the Company utilized borrowings totaling $197 thousand.

During the same comparative years, cash was primarily used to pay distributions to both the Other Members and the Managing Member and to pay down debt. Total distributions paid to Members amounted to $2.9 million for each of 2015 and 2014; while cash used to pay down debt totaled $873 thousand and $2.3 million for 2015 and 2014, respectively.

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

Non-Recourse Long-Term Debt

As of December 31, 2015 and 2014, the Company had non-recourse long-term debt totaling $1.0 million and $1.9 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of February 2008. Such distributions have been consistently made through December 31, 2015. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 29, 2016

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$2,340	$2,277
Due from Managing Member	—	4
Accounts receivable, net of allowance for doubtful accounts of $3 at December 31, 2015 and $15 at December 31, 2014	41	184
Notes receivable, net of unearned interest income of $15 at December 31, 2015 and $97 as of December 31, 2014	309	837
Investment in securities	300	258
Fair value of warrants	327	393
Investments in equipment and leases, net of accumulated depreciation of $8,753 at December 31, 2015 and $11,027 at December 31, 2014	3,780	6,058
Prepaid expenses and other assets	26	29
Total assets	$7,123	$10,040
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$21	$—
Accrued distributions to Other Members	230	229
Other	184	276
Non-recourse debt	1,021	1,894
Unearned operating lease income	40	90
Total liabilities	1,496	2,489
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	5,627	7,551
Total Members’ capital	5,627	7,551
Total liabilities and Members’ capital	$7,123	$10,040

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$2,203	$3,300
Direct financing leases	30	86
Interest on notes receivable	68	145
Gain on sales of lease assets and early termination of notes	361	772
Gain on sales or dispositions of investment in securities	147	30
Unrealized loss on fair valuation of warrants	(66)	(162)
Other	31	9
Total revenues	2,774	4,180
Expenses:
Depreciation of operating lease assets	1,196	2,269
Asset management fees to Managing Member	69	135
Acquisition expense	—	6
Cost reimbursements to Managing Member and/or affiliates	220	307
(Reversal of) provision for credit losses	(12)	12
Impairment losses on equipment	—	226
Provision for losses on investment in securities	6	—
Amortization of initial direct costs	9	24
Interest expense	30	64
Professional fees	110	108
Outside services	33	33
Taxes on income and franchise fees	64	1
Other	61	101
Total expenses	1,786	3,286
Net income	$988	$894
Net income:
Managing Member	$218	$218
Other Members	770	676
	$988	$894
Net income per Limited Liability Company Unit (Other Members)	$0.26	$0.23
Weighted average number of Units outstanding	2,992,482	2,992,975

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	2,993,482	$9,571	$—	$9,571
Repurchases of Units	(1,000)	(3)	—	(3)
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	676	218	894
Balance December 31, 2014	2,992,482	7,551	—	7,551
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	770	218	988
Balance December 31, 2015	2,992,482	$5,627	$—	$5,627

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
Operating activities:
Net income	$988	$894
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(361)	(772)
Depreciation of operating lease assets	1,196	2,269
Amortization of initial direct costs	9	24
(Reversal of) provision for credit losses	(12)	12
Provision for losses on investment in securities	6	—
Impairment losses on equipment	—	226
Gain on sales or dispositions of investment in securities	(147)	(30)
Unrealized loss on fair valuation of warrants	66	162
Changes in operating assets and liabilities:
Accounts receivable	155	(141)
Prepaid expenses and other assets	3	1
Accounts payable, Managing Member	25	(59)
Accounts payable, other	(92)	65
Unearned operating lease income	(50)	(11)
Net cash provided by operating activities	1,786	2,640
Investing activities:
Purchase of securities	(14)	(24)
Proceeds from sales of lease assets and early termination of notes	1,472	3,025
Payments of initial direct costs	—	(5)
Proceeds from sales or dispositions of investment in securities	113	71
Principal payments received on direct financing leases	89	97
Principal payments received on notes receivable	401	595
Net cash provided by investing activities	2,061	3,759
Financing activities:
Borrowings under non-recourse debt	—	197
Repayments under non-recourse debt	(873)	(2,261)
Distributions to Other Members	(2,693)	(2,694)
Distributions to Managing Member	(218)	(218)
Repurchases of Units	—	(3)
Net cash used in financing activities	(3,784)	(4,979)
Net increase in cash and cash equivalents	63	1,420
Cash and cash equivalents at beginning of year	2,277	857
Cash and cash equivalents at end of year	$2,340	$2,277
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$30	$67
Cash paid during the year for taxes	$40	$3
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$230	$229
Distributions payable to Managing Member at year-end	$19	$19
Securities acquired through net exercise of warrants	$34	$—

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

As of December 31, 2015, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

On January 1, 2016, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. During the liquidation phase, periodic distributions are paid at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the years ended December 31, 2015 and 2014, and as of December 31, 2015 and 2014, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $6 thousand was recorded during 2015 relative to an impaired investment. No such fair value adjustment was deemed necessary for the year ended December 31, 2014. Purchased securities totaled $300 thousand and $258 thousand at December 31, 2015 and 2014, respectively. Gains recognized on sales or dispositions of investment securities totaled $14 thousand for the year ended December 31, 2014. There were no sales or dispositions of securities during 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During 2015 and 2014, the Company recorded unrealized losses of $66 thousand and $162 thousand, respectively, on fair valuation of its warrants. As of December 31, 2015 and 2014, the Company’s portfolio of warrants had an estimated fair value of $327 thousand and $393 thousand, respectively. During 2015 and 2014, the Company realized gains of $147 thousand and $16 thousand, respectively, on the net exercise of certain warrants.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2015 and 2014, the related provision for state income taxes was approximately $64 thousand and $1 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$5,627	$7,551
Tax basis of net assets (unaudited)	7,728	8,540
Difference (unaudited)	$(2,101)	$(989)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net income per financial statements	$988	$894
Tax adjustments (unaudited):
Adjustment to depreciation expense	175	428
Provision for losses and doubtful accounts	(12)	12
Adjustments to revenues/other expenses	35	265
Adjustments to gain on sales of assets	797	1,308
Other	82	161
Gain per federal tax return (unaudited)	$2,065	$3,068

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

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2015	2014
Retail	23%	20%
Air transportation	17%	15%
Food products	13%	11%
Gas/Coal	12%	10%
Business services	*	12%
*	Less than 10%

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2015	2014
Wal-Mart Transportation, LLC	Transportation	17%	11%
Aircraft Service International, Inc.	Aviation	15%	11%
IBM Corporation	Research	*	16%
Nomac Drilling, LLC	Mining	*	14%
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At December 31, 2015, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.88% to 14.30% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2016 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both December 31, 2015 and 2014.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2015, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2016	$323
323
Less: portion representing unearned interest income	(15)
308
Unamortized initial direct costs	1
Notes receivable, net	$309

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
IDC amortization – notes receivable	$3	$6
IDC amortization – lease assets	6	18
Total	$9	$24

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$3	$—	$—	$3
Provision	—	1	11	—	—	12
Balance December 31, 2014	—	1	14	—	—	15
Reversal of provision	—	(1)	(11)	—	—	(12)
Balance December 31, 2015	$—	$—	$3	$—	$—	$3

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of December 31, 2015 and 2014 were as follows (in thousands):

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$309 [1]	$17	$326
Ending balance: individually evaluated for impairment	$309	$17	$326
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$837 [2]	$107	$944
Ending balance: individually evaluated for impairment	$837	$107	$944
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $4 of unamortized initial direct costs.

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

At December 31, 2015 and 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2015	2014	2015	2014
Pass	$308	$833	$17	$107
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$308	$833	$17	$107

At December 31, 2015 and 2014, investment in financing receivables is aged as follows (in thousands):

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$308	$308	$—
Finance leases	—	—	5	5	12	17	5
Total	$—	$—	$5	$5	$320	$325	$5

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$833	$833	$—
Finance leases	—	—	47	47	60	107	47
Total	$—	$—	$47	$47	$893	$940	$47

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both December 31, 2015 and 2014. As of the same respective dates, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2015
Net investment in operating leases	$5,242	$(547)	$(1,196)	$3,499
Net investment in direct financing leases	107	(1)	(89)	17
Assets held for sale or lease, net	701	(439)	—	262
Initial direct costs, net of accumulated amortization of $3 at December 31, 2015 and $44 at December 31, 2014	8	—	(6)	2
Total	$6,058	$(987)	$(1,291)	$3,780

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

As a result of these reviews, management determined that no impairment losses existed during 2015. By comparison, during 2014, the Company recorded fair value adjustments of $226 thousand to reduce the cost basis of certain impaired off-lease equipment.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.2 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively.

As shown in Note 4, IDC amortization expense related to the Company’s operating and direct financing leases totaled $6 thousand and $18 thousand for the respective years ended December 31, 2015 and 2014.

All of the Company’s leased property was acquired during the period from 2008 to 2013.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance December 31, 2015
Transportation	$4,935	$—	$(69)	$4,866
Construction	2,740	—	—	2,740
Aviation	2,167	—	—	2,167
Materials handling	1,291	—	(375)	916
Manufacturing	2,434	—	(1,770)	664
Computer	119	—	(32)	87
Other	1	—	—	1
	13,687	—	(2,246)	11,441
Less accumulated depreciation	(8,445)	(1,196)	1,699	(7,942)
Total	$5,242	$(1,196)	$(547)	$3,499

The average estimated residual value for assets on operating leases was 22% and 24% of the assets’ original cost at December 31, 2015 and 2014, respectively. There were no operating leases in non-accrual status at December 31, 2015 and 2014.

Direct financing leases:

As of December 31, 2015 and 2014, investment in direct financing leases consisted of materials handling equipment. The components of the Company’s investment in direct financing leases as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Total minimum lease payments receivable	$18	$137
Estimated residual values of leased equipment (unguaranteed)	1	2
Investment in direct financing leases	19	139
Less unearned income	(2)	(32)
Net investment in direct financing leases	$17	$107

There were no investments in direct financing leases in non-accrual status at December 31, 2015 and 2014.

At December 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2016	$784	$17	$801
2017	672	1	673
2018	229	—	229
	$1,685	$18	$1,703

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2015 and 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the years ended December 31, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$220	$307
Asset management fees to Managing Member	69	135
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	11
	$289	$453

8. Non-recourse debt:

At December 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2015, gross lease rentals totaled approximately $1.1 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.7 million. The notes mature at various dates from 2017 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2016	$454	$17	$471
2017	464	7	471
2018	103	1	104
	$1,021	$25	$1,046

9. Borrowing facilities:

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

10. Commitments:

At December 31, 2015, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both December 31, 2015 and 2014. The Fund was authorized to issue up to 20,000,000 total Units.

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

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members for the years ended December 31, 2015 and 2014 were as follows (in thousands, except as to Units and per Unit data):

	2015	2014
Distributions	$2,694	$2,693
Weighted average number of Units outstanding	2,992,482	2,992,975
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2015 and 2014, only the Company’s warrants were measured on a recurring basis. The Company also recorded non-recurring adjustments to reflect the fair value of an impaired investment security during 2015 and those of impaired off-lease equipment during 2014. Amounts at December 31, 2015 and 2014 reflect the fair value of the then existing impaired assets.

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

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2015 and 2014, the calculated fair value of the Fund’s warrant portfolio approximated $327 thousand and $393 thousand, respectively. Such valuation is classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$393
Unrealized loss on warrants, net recorded during the year	(66)
Balance at December 31, 2015	$327

Impaired investment securities (non-recurring)

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

During 2015, the Company recorded a fair value adjustment of $6 thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated reduced growth opportunity and eventual reduction in cash flows and revenues. During 2014, the Company did not record fair value adjustments on any of its investment securities. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired off-lease equipment (non-recurring)

The Company did not record any non-recurring fair value adjustments on any equipment during 2015. By comparison, during 2014, the Company deemed certain off-lease equipment to be impaired and recorded fair value adjustments of $226 thousand to reduce the cost basis of the impaired equipment. Such fair value adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$4	$—	$—	$4

	December 31, 2014	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired off-lease equipment	$610	$—	$—	$610

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2015 and 2014:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	1.13 – 7.84
			Risk-free interest rate	0.72% – 2.14%
			Annualized volatility	100.00%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $25.76
			Exercise price	$0.05 – $25.76
			Time to maturity (in years)	0.96 – 7.55
			Risk-free interest rate	0.25% – 2.01%
			Annualized volatility	15.88% – 100.00%
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$5,000 – $150,000 (total of $610,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,340	$2,340	$—	$—	$2,340
Notes receivable, net	309	—	—	309	309
Investment in securities	300	—	—	300	300
Fair value of warrants	327	—	—	327	327
Financial liabilities:
Non-recourse debt	1,021	—	—	1,017	1,017

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,277	$2,277	$—	$—	$2,277
Notes receivable, net	837	—	—	837	837
Investment in securities	258	—	—	258	258
Fair value of warrants	393	—	—	393	393
Financial liabilities:
Non-recourse debt	1,894	—	—	1,885	1,885

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 65, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% × .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred audit fees with its principal auditors totaling $71 thousand and $72 thousand, respectively.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.