Form 10-Q
period 2016-03-31
ATEL 12, LLC
filed 2016-05-16
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

The number of Limited Liability Company Units outstanding as of April 30, 2016 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015
(In Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,169	$2,340
Accounts receivable, net of allowance for doubtful accounts of $4 at March 31, 2016 and $3 at December 31, 2015	51	41
Notes receivable, net of unearned interest income of $7 at March 31, 2016 and $15 as of December 31, 2015	222	309
Investment in securities	309	300
Fair value of warrants	329	327
Investments in equipment and leases, net of accumulated depreciation of $8,400 at March 31, 2016 and $8,753 at December 31, 2015	3,482	3,780
Prepaid expenses and other assets	24	26
Total assets	$6,586	$7,123
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$72	$21
Accrued distributions to Other Members	230	230
Other	263	184
Non-recourse debt	908	1,021
Unearned operating lease income	65	40
Total liabilities	1,538	1,496
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	5,048	5,627
Total Members’ capital	5,048	5,627
Total liabilities and Members’ capital	$6,586	$7,123

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$451	$588
Direct financing leases	1	13
Interest on notes receivable	8	23
(Loss) gain on sales of lease assets and early termination of notes	(67)	31
Unrealized gain on fair valuation of warrants	2	17
Other	56	4
Total revenues	451	676
Expenses:
Depreciation of operating lease assets	125	420
Asset management fees to Managing Member	12	21
Cost reimbursements to Managing Member and/or affiliates	49	66
Provision for credit losses	1	10
Amortization of initial direct costs	—	3
Interest expense	5	9
Professional fees	78	65
Outside services	12	13
Taxes on income and franchise fees	7	38
Other	13	15
Total expenses	302	660
Net income	$149	$16
Net income (loss):
Managing Member	$55	$55
Other Members	94	(39)
	$149	$16
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.03	$(0.01)
Weighted average number of Units outstanding	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	2,992,482	$7,551	$—	$7,551
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	770	218	988
Balance December 31, 2015	2,992,482	5,627	—	5,627
Distributions to Other Members ($0.22 per Unit)	—	(673)	—	(673)
Distributions to Managing Member	—	—	(55)	(55)
Net income	—	94	55	149
Balance March 31, 2016 (Unaudited)	2,992,482	$5,048	$—	$5,048

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$149	$16
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	67	(31)
Depreciation of operating lease assets	125	420
Amortization of initial direct costs	—	3
Provision for credit losses	1	10
Unrealized gain on fair valuation of warrants	(2)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(11)	127
Prepaid expenses and other assets	2	4
Accounts payable, Managing Member	51	53
Accounts payable, other	79	(10)
Unearned operating lease income	25	12
Net cash provided by operating activities	486	587
Investing activities:
Purchase of securities	(9)	—
Proceeds from sales of lease assets and early termination of notes	93	141
Principal payments received on direct financing leases	13	24
Principal payments received on notes receivable	87	118
Net cash provided by investing activities	184	283
Financing activities:
Repayments under non-recourse debt	(113)	(290)
Distributions to Other Members	(673)	(673)
Distributions to Managing Member	(55)	(55)
Net cash used in financing activities	(841)	(1,018)
Net decrease in cash and cash equivalents	(171)	(148)
Cash and cash equivalents at beginning of period	2,340	2,277
Cash and cash equivalents at end of period	$2,169	$2,129
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5	$9
Cash paid during the period for taxes	$2	$1
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$229
Distributions payable to Managing Member at period-end	$19	$19

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

As of March 31, 2016, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

The Fund, or Managing Member and/or affiliates on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL 12, LLC Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

The Company’s principal objectives are to invest in a diversified portfolio of investments that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular cash distributions to Unitholders, any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) which ended on December 31, 2015 and (iii) provides additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement, as amended.

On January 1, 2016, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. During the liquidation phase, periodic distributions are paid at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the three months ended March 31, 2016 and 2015, and as of March 31, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2016 and 2015. Purchased securities totaled $309 thousand and $300 thousand at March 31, 2016 and December 31, 2015, respectively. There were no sales or dispositions of securities during the three months ended March 31, 2016 and 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2016 and 2015, the Company recorded unrealized gains of $2 thousand and $17 thousand, respectively, on fair valuation of its warrants. As of March 31, 2016 and December 31, 2015, the estimated fair value of the Company’s portfolio of warrants amounted to $329 thousand and $327 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2016 and 2015.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At March 31, 2016, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.88% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2016 through the first day of 2017. The Company had neither notes in non-accrual status nor impaired notes at both March 31, 2016 and December 31, 2015.

As of March 31, 2016, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2016	$229
229
Less: portion representing unearned interest income	(7)
Notes receivable, net	$222

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$1	$14	$—	$—	$15
Reversal of provision	—	(1)	(11)	—	—	(12)
Balance December 31, 2015	—	—	3	—	—	3
Provision	—	1	—	—	—	1
Balance March 31, 2016	$—	$1	$3	$—	$—	$4

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

March 31, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$222	$4	$226
Ending balance: individually evaluated for impairment	$222	$4	$226
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$309[1]	$17	$326
Ending balance: individually evaluated for impairment	$309	$17	$326
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2016 and December 31, 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Pass	$222	$308	$4	$17
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$222	$308	$4	$17

At March 31, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

March 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$222	$222	$—
Finance leases	—	—	4	4	—	4	4
Total	$—	$—	$4	$4	$222	$226	$4

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$308	$308	$—
Finance leases	—	—	5	5	12	17	5
Total	$—	$—	$5	$5	$320	$325	$5

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both March 31, 2016 and December 31, 2015. As of the same respective dates, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2016
Net investment in operating leases	$3,499	$(160)	$(125)	$3,214
Net investment in direct financing leases	17	—	(13)	4
Assets held for sale or lease, net	262	—	—	262
Initial direct costs, net of accumulated amortization of $3 at March 31, 2016 and December 31, 2015	2	—	—	2
Total	$3,780	$(160)	$(138)	$3,482

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2016 and 2015.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $125 thousand and $420 thousand for the respective three months ended March 31, 2016 and 2015. IDC amortization expense related to the Company’s operating and direct financing leases was nominal for the three months ended March 31, 2016, and totaled $2 thousand for the prior year period.

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance March 31, 2016
Transportation	$4,866	$—	$(208)	$4,658
Construction	2,740	—	—	2,740
Aviation	2,167	—	—	2,167
Manufacturing	664	—	—	664
Materials handling	916	—	(429)	487
Computer	87	—	—	87
Other	1	—	—	1
	11,441	—	(637)	10,804
Less accumulated depreciation	(7,942)	(125)	477	(7,590)
Total	$3,499	$(125)	$(160)	$3,214

The average estimated residual value for assets on operating leases was 20% and 22% of the assets’ original cost at March 31, 2016 and December 31, 2015, respectively. There were no operating leases in non-accrual status at March 31, 2016 and December 31, 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2016 and December 31, 2015, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Total minimum lease payments receivable	$4	$18
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	5	19
Less unearned income	(1)	(2)
Net investment in direct financing leases	$4	$17

There were no investments in direct financing leases in non-accrual status at March 31, 2016 and December 31, 2015.

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2016	$616	$3	$619
Year ending December 31, 2017	737	1	738
2018	290	—	290
	$1,643	$4	$1,647

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the three months ended March 31, 2016 and 2015, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$49	$66
Asset management fees to Managing Member	12	21
	$61	$87

7. Non-recourse debt:

At March 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2016, gross lease rentals totaled approximately $934 thousand over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.6 million. The notes mature at various dates from 2017 through 2018.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2016	$341	$12	$353
Year ending December 31, 2017	464	7	471
2018	103	1	104
	$908	$20	$928

8. Commitments:

At March 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

10. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both March 31, 2016 and December 31, 2015. The Fund was authorized to issue up to 20,000,000 total Units.

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
(Unaudited)

10. Members’ capital: - (continued)

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2016	2015
Distributions	$673	$673
Weighted average number of Units outstanding	2,992,482	2,992,482
Weighted average distributions per Unit	$0.22	$0.22

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

At March 31, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

As of March 31, 2016, the Company had no assets or liabilities measured on a non-recurring basis. By comparison, certain investment securities deemed impaired were measured on a non-recurring basis as of December 31, 2015.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2016 and December 31, 2015, the calculated fair values of the Fund’s warrant portfolio approximated $329 thousand and $327 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2015	$327
Unrealized gain on warrants, net recorded during the period	2
Balance at March 31, 2016	$329

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

The Company did not record any non-recurring fair value adjustments on any investment securities during the first three months of 2016. During 2015, the Company recorded a fair value adjustment of $6 thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following tables present the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$4	$—	$—	$4

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2016 and December 31, 2015:

March 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.88 – 7.76
			Risk-free interest rate	0.56% – 1.60%
			Annualized volatility	100.00%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	1.13 – 7.84
			Risk-free interest rate	0.72% – 2.14%
			Annualized volatility	100.00%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,169	$2,169	$—	$—	$2,169
Notes receivable, net	222	—	—	222	222
Investment in securities	309	—	—	309	309
Fair value of warrants	329	—	—	329	329
Financial liabilities:
Non-recourse debt	908	—	—	908	908

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,340	$2,340	$—	$—	$2,340
Notes receivable, net	309	—	—	309	309
Investment in securities	300	—	—	300	300
Fair value of warrants	327	—	—	327	327
Financial liabilities:
Non-recourse debt	1,021	—	—	1,017	1,017

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

During 2009, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment and/or to fund financing transactions. Throughout the Reinvestment Period, which ended December 31, 2015, the Company reinvested cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2030. However, pursuant to the guidelines of the Operating Agreement, the Company commenced liquidation phase activities on January 1, 2016. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended March 31, 2016 versus the three months ended March 31, 2015

The Company had net income of $149 thousand and $16 thousand for the three months ended March 31, 2016 and 2015, respectively. Results for the first quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2016 decreased by $225 thousand, or 33%, as compared to the prior year period. Such decrease was primarily due to a decline in operating lease revenues and an unfavorable change in gains and/or losses recognized on sales of lease assets and early termination of notes.

Operating lease revenues declined by $137 thousand primarily as a result of run-off and sales of lease assets. The unfavorable change in gains and/or losses recognized on sales of lease assets and early termination of notes totaled $98 thousand as the Company recognized losses of $67 thousand during the first quarter of 2016 as compared to gains of $31 thousand during the prior year period. Such unfavorable change was mainly due to a change in the mix of assets sold.

Expenses

Total expenses for the first quarter of 2016 decreased by $358 thousand, or 54%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense, taxes on income and franchise fees, and cost reimbursements paid to the Managing Member.

The decrease in depreciation expense totaled $295 thousand and was largely a result of run-off and sales of lease assets. Taxes on income and franchise fees declined by $31 thousand largely due to a lower estimated tax liability based on actual payments made in the prior year; and, costs reimbursed to the Managing Member declined by $17 thousand due to lower allocated costs based, in part, on the Fund’s declining asset base.

Capital Resources and Liquidity

At March 31, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $2.2 million and $2.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$486	$587
Investing activities	184	283
Financing activities	(841)	(1,018)
Net decrease in cash and cash equivalents	$(171)	$(148)

The three months ended March 31, 2016 versus the three months ended March 31, 2015

During the three months ended March 31, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $93 thousand and $141 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended March 31, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $728 thousand for each of the three months ended March 31, 2016 and 2015; while cash used to pay down debt totaled $113 thousand and $290 thousand for the first quarters of 2016 and 2015, respectively.

Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had non-recourse long-term debt totaling $908 thousand and $1.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions based on cash flows from operations. Such distributions have been consistently made through March 31, 2016.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies since December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to NASD Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third- party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL 12, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL 12, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-Q has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2015.

ATEL 12, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2015, the disclosure is made in this quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values will be accomplished and included in the Fund’s annual Form 10-K filing for each year.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (4.00% of revenue)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 155%, based on ATEL’s historical track record as of December 31, 2015. In addition, an annual inflation rate of 1.50% has been assumed.

For Off-Lease:  A realized residual of 100% of the book value for off-lease assets has been assumed.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Marketable Securities: The estimated values for Marketable Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Syndication Costs: Syndication costs for the Fund have been added to the value, estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
G.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 12, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 12, LLC at December 31, 2015 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.87. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 12, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 12, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets, (3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

Date: May 16, 2016

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