Form 10-Q
period 2016-06-30
ATEL 12, LLC
filed 2016-08-12
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015
(In Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,753	$2,340
Due from Managing Member	10	—
Accounts receivable, net	52	41
Notes receivable, net	142	309
Investment in securities	309	300
Fair value of warrants	329	327
Investments in equipment and leases, net	3,310	3,780
Prepaid expenses and other assets	22	26
Total assets	$5,927	$7,123
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$21
Accrued distributions to Other Members	230	230
Other	252	184
Non-recourse debt	795	1,021
Unearned operating lease income	69	40
Total liabilities	1,346	1,496
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,581	5,627
Total Members’ capital	4,581	5,627
Total liabilities and Members’ capital	$5,927	$7,123

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$455	$600	$906	$1,188
Direct financing leases	—	10	1	23
Interest on notes receivable	5	19	13	42
(Loss) gain on sales of lease assets and early termination of notes	(11)	441	(78)	472
Gain on sales or dispositions of investment in securities	—	10	—	10
Unrealized gain on fair valuation of warrants	—	2	2	19
Other	50	7	106	11
Total revenues	499	1,089	950	1,765
Expenses:
Depreciation of operating lease assets	142	412	267	832
Asset management fees to Managing Member	9	21	21	42
Cost reimbursements to Managing Member and/or affiliates	35	62	84	128
Provision for credit losses	—	1	1	11
Amortization of initial direct costs	1	3	1	6
Interest expense	5	9	10	18
Professional fees	14	15	92	80
Outside services	9	6	21	19
Taxes on income and franchise fees	13	12	20	50
Other	10	16	23	31
Total expenses	238	557	540	1,217
Net income	$261	$532	$410	$548
Net income:
Managing Member	$55	$54	$110	$109
Other Members	206	478	300	439
	$261	$532	$410	$548
Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.16	$0.10	$0.15
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2016
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	2,992,482	$7,551	$—	$7,551
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	770	218	988
Balance December 31, 2015	2,992,482	5,627	—	5,627
Distributions to Other Members ($0.45 per Unit)	—	(1,346)	—	(1,346)
Distributions to Managing Member	—	—	(110)	(110)
Net income	—	300	110	410
Balance June 30, 2016 (Unaudited)	2,992,482	$4,581	$—	$4,581

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating activities:
Net income	$261	$532	$410	$548
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	11	(441)	78	(472)
Depreciation of operating lease assets	142	412	267	832
Amortization of initial direct costs	1	3	1	6
Provision for credit losses	—	1	1	11
Gain on sales or dispositions of securities	—	(10)	—	(10)
Unrealized gain on fair valuation of warrants	—	(2)	(2)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(1)	9	(12)	136
Prepaid expenses and other assets	2	2	4	6
Accounts payable, Managing Member	(82)	(32)	(31)	21
Accounts payable, other	(11)	5	68	(5)
Unearned operating lease income	4	(7)	29	5
Net cash provided by operating activities	327	472	813	1,059
Investing activities:
Purchase of securities	—	(14)	(9)	(14)
Proceeds from sales of lease assets and early termination of notes	18	631	111	772
Proceeds from sale of securities	—	10	—	10
Principal payments received on direct financing leases	1	27	14	51
Principal payments received on notes receivable	79	96	166	214
Net cash provided by investing activities	98	750	282	1,033
Financing activities:
Repayments under non-recourse debt	(113)	(279)	(226)	(569)
Distributions to Other Members	(673)	(673)	(1,346)	(1,346)
Distributions to Managing Member	(55)	(54)	(110)	(109)
Net cash used in financing activities	(841)	(1,006)	(1,682)	(2,024)
Net (decrease) increase in cash and cash equivalents	(416)	216	(587)	68
Cash and cash equivalents at beginning of period	2,169	2,129	2,340	2,277
Cash and cash equivalents at end of period	$1,753	$2,345	$1,753	$2,345
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5	$8	$10	$17
Cash paid during the period for taxes	$33	$39	$35	$40
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

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

As of June 30, 2016, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the six months ended June 30, 2016 and 2015, and as of June 30, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2016 and 2015. Purchased securities totaled $309 thousand and $300 thousand at June 30, 2016 and December 31, 2015, respectively. There were no sales or dispositions of securities during the three and six months ended June 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the six months ended June 30, 2016, the Company recorded unrealized gains of $2 thousand, respectively, on fair valuation of its warrants. There were no unrealized gains or losses recorded on its warrants during the three months ended June 30, 2016. By Comparison, during the prior year three and six month periods, the Company recorded unrealized gains of $2 thousand and $19 thousand, respectively. As of June 30, 2016 and December 31, 2015, the estimated fair value of the Company’s portfolio of warrants amounted to $329 thousand and $327 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2016 and 2015.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Fair Value Measurement:

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

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2016, the terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.88% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2016 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both June 30, 2016 and December 31, 2015.

As of June 30, 2016, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2016	$144
Less: portion representing unearned interest income	(2)
Notes receivable, net	$142

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$1	$14	$—	$—	$15
Reversal of provision for credit losses	—	(1)	(11)	—	—	(12)
Balance December 31, 2015	—	—	3	—	—	3
Provision for (reversal of) credit losses	—	2	(1)	—	—	1
Balance June 30, 2016	$—	$2	$2	$—	$—	$4

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

June 30, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$142	$3	$145
Ending balance: individually evaluated for impairment	$142	$3	$145
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$309[1]	$17	$326
Ending balance: individually evaluated for impairment	$309	$17	$326
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

At June 30, 2016 and December 31, 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Pass	$142	$308	$3	$17
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$142	$308	$3	$17

At June 30, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

June 30, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$142	$142	$—
Finance leases	—	—	3	3	—	3	3
Total	$—	$—	$3	$3	$142	$145	$3

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$308	$308	$—
Finance leases	—	—	5	5	12	17	5
Total	$—	$—	$5	$5	$320	$325	$5

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2016 and December 31, 2015. As of the same respective dates, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2016
Net investment in operating leases	$3,499	$(189)	$(267)	$3,043
Net investment in direct financing leases	17	—	(14)	3
Assets held for sale or lease, net	262	—	—	262
Initial direct costs, net of accumulated amortization of $3 at June 30, 2016 and $3 at December 31, 2015	2	—	—	2
Total	$3,780	$(189)	$(281)	$3,310

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2016 and 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $142 thousand and $412 thousand for the respective three months ended June 30, 2016 and 2015 and was $267 thousand and $832 thousand for the respective six months ended June 30, 2016 and 2015.

IDC amortization expense related to the Company’s operating and direct financing leases was nominal and $2 thousand for the respective three months ended June 30, 2016 and 2015, and nominal and $4 thousand for the respective six months ended June 30, 2016 and 2015.

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance June 30, 2016
Transportation	$4,866	$—	$(209)	$4,657
Construction	2,740	—	—	2,740
Aviation	2,167	—	—	2,167
Materials handling	916	—	(544)	372
Manufacturing	664	—	—	664
Computer	87	—	—	87
Other	1	—	—	1
	11,441	—	(753)	10,688
Less accumulated depreciation	(7,942)	(267)	564	(7,645)
Total	$3,499	$(267)	$(189)	$3,043

The average estimated residual value for assets on operating leases was 19% and 22% of the assets’ original cost at June 30, 2016 and December 31, 2015, respectively. There were no operating leases in non-accrual status at June 30, 2016 and December 31, 2015.

Direct financing leases:

As of June 30, 2016 and December 31, 2015, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Total minimum lease payments receivable	$3	$18
Estimated residual values of leased equipment (unguaranteed)	—	1
Investment in direct financing leases	3	19
Less unearned income	—	(2)
Net investment in direct financing leases	$3	$17

There were no investments in direct financing leases in non-accrual status at June 30, 2016 and December 31, 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At June 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2016	$442	$2	$444
Year ending December 31, 2017	818	1	819
2018	311	—	311
	$1,571	$3	$1,574

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2016 and 2015, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$35	$62	$84	$128
Asset management fees to Managing Member	9	21	21	42
	$44	$83	$105	$170

7. Non-recourse debt:

At June 30, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2016, gross lease rentals totaled $816 thousand over the remaining lease terms, and the carrying value of the pledged assets is $1.5 million. The notes mature at various dates from 2017 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2016	$228	$7	$235
Year ending December 31, 2017	464	7	471
2018	103	1	104
	$795	$15	$810

8. Commitments:

At June 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

9. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both June 30, 2016 and December 31, 2015. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions	$673	$674	$1,346	$1,347
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$0.23	$0.23	$0.45	$0.45

10. Fair value measurements:

At June 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

As of June 30, 2016, the Company had no assets or liabilities measured on a non-recurring basis. By comparison, certain investment securities deemed impaired were measured on a non-recurring basis as of December 31, 2015.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2016 and December 31, 2015, the calculated fair values of the Fund’s warrant portfolio approximated $329 thousand and $327 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$329	$410	$327	$393
Unrealized gain on fair valuation of warrants	—	2	2	19
Fair value of warrants at end of period	$329	$412	$329	$412

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

The Company did not record any non-recurring fair value adjustments on any investment securities during the first three and six months of 2016. During 2015, the Company recorded a fair value adjustment of $6 thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

the management of the investee. Such information indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following tables present the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$4	$—	$—	$4

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2016 and December 31, 2015:

June 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.63 – 7.51
			Risk-free interest rate	0.39% – 1.32%
			Annualized volatility	100.00%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	1.13 – 7.84
			Risk-free interest rate	0.72% – 2.14%
			Annualized volatility	100.00%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,753	$1,753	$—	$—	$1,753
Notes receivable, net	142	—	—	142	142
Investment in securities	309	—	—	309	309
Fair value of warrants	329	—	—	329	329
Financial liabilities:
Non-recourse debt	795	—	—	796	796

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

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

Results of Operations

The three months ended June 30, 2016 versus the three months ended June 30, 2015

The Company had net income of $261 thousand and $532 thousand for the three months ended June 30, 2016 and 2015, respectively. Results for the second quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 decreased by $590 thousand, or 54%, as compared to the prior year period. Such decrease was primarily due to a decline in operating lease revenues and an unfavorable change in gains and/or losses recognized on sales of lease assets and early termination of notes.

Operating lease revenues declined by $145 thousand primarily as a result of run-off and sales of lease assets. The unfavorable change in gain and/or loss recognized on sales of lease assets and early termination of notes totaled $452 thousand as the Company recognized loss of $11 thousand during the second quarter of 2016 as compared to gain of $441 thousand during the prior year period. Such unfavorable change was mainly due to a change in the mix of assets sold. Other revenue increased by $39 thousand due to deferred maintenance charges on returned equipment.

Expenses

Total expenses for the second quarter of 2016 decreased by $319 thousand, or 57%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense and cost reimbursements paid to the Managing Member.

The decrease in depreciation expense totaled $270 thousand and was largely a result of run-off and sales of lease assets. Costs reimbursed to the Managing Member declined by $27 thousand due to lower allocated costs based, in part, on the Fund’s declining asset base.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

The Company had net income of $410 thousand and $548 thousand for the six months ended June 30, 2016 and 2015, respectively. Results for the first half of 2016 reflect decreases in total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2016 declined by $815 thousand, or 46%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues and a decrease in gains on sales of lease assets and early termination of notes.

The decrease in operating lease revenues totaled $282 thousand and was primarily a result of continued run-off and sales of lease assets. The unfavorable change in gain and/or loss recognized on sales of lease assets and early termination of notes totaled $550 thousand as the Company recognized a $78 thousand loss during the second quarter of 2016 as compared to a $472 thousand gain during the prior period. Such unfavorable change was mainly due to a change in the mix of assets sold.

Expenses

Total expenses for the first half of 2016 decreased by $677 thousand, or 56%, as compared to the prior year period. Such decrease was primarily the result of reductions in depreciation expense, asset management fees, taxes on income and franchise fees, and cost reimbursements paid to the Managing Member.

The decrease in depreciation expense totaled $565 thousand and was largely a result of run-off and sales of lease assets. Asset management fees paid to the Managing Member declined by $21 thousand as a result of the continued decline in managed assets and related lease revenue. Taxes on income and franchise fees declined by $30 thousand largely due to a lower estimated tax liability based on actual payments made in the prior year. Costs reimbursed to the Managing Member declined by $44 thousand due to lower allocated costs based, in part, on the Fund’s declining asset base.

Capital Resources and Liquidity

At June 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $1.8 million and $2.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$327	$472	$813	$1,059
Investing activities	98	750	282	1,033
Financing activities	(841)	(1,006)	(1,682)	(2,024)
Net (decrease) increase in cash and cash equivalents	$(416)	$216	$(587)	$68

The three months ended June 30, 2016 versus the three months ended June 30, 2015

During the three months ended June 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $18 thousand and $631 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended June 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $728 thousand and $727 thousand for the respective three months ended June 30, 2016 and 2015; while cash used to pay down debt totaled $113 thousand and $279 thousand for the three months ended June 30, 2016 and 2015, respectively.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

During the six months ended June 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $111 thousand and $772 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective six months ended June 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $1.5 million for each of the six-month periods ended June 30, 2016 and 2015. Cash used to pay down debt totaled $226 thousand and $569 thousand for the respective six months ended June 30, 2016 and 2015.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions have been consistently made through June 30, 2016.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see note 2 Summary of significant accounting policies.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2016

ATEL 12, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant
By:	/s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
By:	/s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
By:	/s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)