Form 10-Q
period 2016-09-30
ATEL 12, LLC
filed 2016-11-10
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,540	$2,340
Accounts receivable, net	39	41
Notes receivable, net	44	309
Investment in securities	272	300
Warrants, fair value	329	327
Investments in equipment and leases, net	3,104	3,780
Prepaid expenses and other assets	29	26
Total assets	$5,357	$7,123
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$46	$21
Accrued distributions to Other Members	230	230
Other	248	184
Non-recourse debt	681	1,021
Unearned operating lease income	77	40
Total liabilities	1,282	1,496
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,075	5,627
Total Members’ capital	4,075	5,627
Total liabilities and Members’ capital	$5,357	$7,123

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$379	$493	$1,285	$1,681
Direct financing leases	—	4	1	27
Interest on notes receivable	2	16	15	58
(Loss) gain on sales of lease assets and early termination of notes	(4)	13	(82)	485
Gain on sales or dispositions of investment in securities	62	—	62	10
Unrealized (loss) gain on fair value adjustment for warrants	—	(25)	2	(6)
Other	15	14	121	25
Total revenues	454	515	1,404	2,280
Expenses:
Depreciation of operating lease assets	142	234	409	1,066
Asset management fees to Managing Member	7	13	28	55
Cost reimbursements to Managing Member and/or affiliates	39	51	123	179
Provision for (reversal of) credit losses	1	(19)	2	(8)
Amortization of initial direct costs	—	1	1	7
Interest expense	4	6	14	24
Professional fees	19	14	111	94
Outside services	3	7	24	26
Taxes on income and franchise fees	4	7	24	57
Other	14	15	37	46
Total expenses	233	329	773	1,546
Net income	$221	$186	$631	$734
Net income:
Managing Member	$54	$55	$164	$164
Other Members	167	131	467	570
	$221	$186	$631	$734
Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.04	$0.16	$0.19
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	2,992,482	$7,551	$—	$7,551
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	770	218	988
Balance December 31, 2015	2,992,482	5,627	—	5,627
Distributions to Other Members ($0.67 per Unit)	—	(2,019)	—	(2,019)
Distributions to Managing Member	—	—	(164)	(164)
Net income	—	467	164	631
Balance September 30, 2016 (Unaudited)	2,992,482	$4,075	$—	$4,075

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015

(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net income	$221	$186	$631	$734
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	4	(13)	82	(485)
Depreciation of operating lease assets	142	234	409	1,066
Amortization of initial direct costs	—	1	1	7
Provision for (reversal of) credit losses	1	(19)	2	(8)
Gain on sales or dispositions of investment in securities	(62)	—	(62)	(10)
Unrealized loss (gain) on fair value adjustment for warrants	—	25	(2)	6
Changes in operating assets and liabilities:
Accounts receivable	12	24	—	160
Prepaid expenses and other assets	(7)	(5)	(3)	1
Accounts payable, Managing Member	56	15	25	36
Accounts payable, other	(4)	(47)	64	(52)
Unearned operating lease income	8	(14)	37	(9)
Net cash provided by operating activities	371	387	1,184	1,446
Investing activities:
Purchase of securities	—	—	(9)	(14)
Proceeds from sales of lease assets and early termination of notes	59	139	170	911
Proceeds from sales or dispositions of investment in securities	98	—	98	10
Principal payments received on direct financing leases	1	25	15	76
Principal payments received on notes receivable	99	102	265	316
Net cash provided by investing activities	257	266	539	1,299
Financing activities:
Repayments under non-recourse debt	(114)	(170)	(340)	(739)
Distributions to Other Members	(673)	(673)	(2,019)	(2,019)
Distributions to Managing Member	(54)	(55)	(164)	(164)
Net cash used in financing activities	(841)	(898)	(2,523)	(2,922)
Net decrease in cash and cash equivalents	(213)	(245)	(800)	(177)
Cash and cash equivalents at beginning of period	1,753	2,345	2,340	2,277
Cash and cash equivalents at end of period	$1,540	$2,100	$1,540	$2,100
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4	$7	$14	$24
Cash paid during the period for taxes	$—	$—	$35	$40
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$230	$230	$230	$230
Distributions payable to Managing Member at period-end	$19	$19	$19	$19

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

As of September 30, 2016, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company sought leasing opportunities were North America and Europe. For the nine months ended September 30, 2016 and 2015, and as of September 30, 2016 and December 31, 2015, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in North America.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2016 and 2015. Purchased securities totaled $272 thousand and $300 thousand at September 30, 2016 and December 31, 2015, respectively. The Company recognized gains of $62 thousand on the disposition of securities during the three months ended September 30, 2016. The Company did not recognize any gains or losses in the three months ended September 30, 2015. The Company recognized gains of $62 thousand and $10 thousand on the disposition of securities during the nine months ended September 30, 2016 and 2015, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the nine months ended September 30, 2016, the Company recorded unrealized gains of $2 thousand, on fair valuation of its warrants. The Company did not reflect unrealized gains or losses in the three months ended September 30, 2016. By comparison, during the prior year three and nine month periods, the Company recorded unrealized losses of $25 thousand and $6 thousand, respectively. As of September 30, 2016 and December 31, 2015, the estimated fair value of the Company’s portfolio of warrants amounted to $329 thousand and $327 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2016 and 2015.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2016, the terms of the notes receivable are 36 months and bear interest at rates ranging from 11.88% to 14.30% per annum. The notes are generally secured by the equipment financed and have maturity dates ranging from 2016 through 2017. The Company had neither notes in non-accrual status nor impaired notes at both September 30, 2016 and December 31, 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of September 30, 2016, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2016	$44
Less: portion representing unearned interest income	—
Notes receivable, net	$44

IDC (Initial Direct Costs) amortization expense related to the Company’s notes receivable totaled $1 thousand and $2 thousand for the nine months ended September 30, 2016 and 2015, respectively. There was no IDC amortization expense during the three months ended September 30, 2016 and 2015.

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$1	$14	$—	$—	$15
Reversal of provision for credit losses	—	(1)	(11)	—	—	(12)
Balance December 31, 2015	—	—	3	—	—	3
Provision for (reversal of) credit losses	—	3	(1)	—	—	2
Balance September 30, 2016	$—	$3	$2	$—	$—	$5

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

September 30, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Financing receivables:
Ending balance	$44	$2	$46
Ending balance: individually evaluated for impairment	$44	$2	$46
Ending balance: collectively evaluated for impairment	$—	$—	$—

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Financing receivables:
Ending balance	$309[1]	$17	$326
Ending balance: individually evaluated for impairment	$309	$17	$326
Ending balance: collectively evaluated for impairment	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

At September 30, 2016 and December 31, 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Pass	$44	$308	$2	$17
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$44	$308	$2	$17

At September 30, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

September 30, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$44	$44	$—
Finance leases	—	—	2	2	—	2	2
Total	$—	$—	$2	$2	$44	$46	$2

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$308	$308	$—
Finance leases	—	—	5	5	12	17	5
Total	$—	$—	$5	$5	$320	$325	$5

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both September 30, 2016 and December 31, 2015. As of the same respective dates, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

5. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2016
Net investment in operating leases	$3,499	$(346)	$(409)	$2,744
Net investment in direct financing leases	17	—	(15)	2
Assets held for sale or lease, net	262	94	—	356
Initial direct costs, net of accumulated amortization of $3 at September 30, 2016 and $3 at December 31, 2015	2	—	—	2
Total	$3,780	$(252)	$(424)	$3,104

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2016 and 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $142 thousand and $234 thousand for the respective three months ended September 30, 2016 and 2015 and was $409 thousand and $1.1 million for the respective nine months ended September 30, 2016 and 2015.

IDC (Initial Direct Costs) amortization expense related to the Company’s operating and direct financing leases was $1 thousand for the three months ended September 30, 2015, and $5 thousand for the nine months ended September 30, 2015. There was no IDC amortization expense related to the Company’s operating and direct finance leases during the three and nine months ended September 30, 2016.

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance September 30, 2016
Transportation	$4,866	$—	$(903)	$3,963
Construction	2,740	—	—	2,740
Aviation	2,167	—	—	2,167
Materials handling	916	—	(545)	371
Manufacturing	664	—	—	664
Computer	87	—	—	87
Other	1	—	—	1
	11,441	—	(1,448)	9,993
Less accumulated depreciation	(7,942)	(409)	1,102	(7,249)
Total	$3,499	$(409)	$(346)	$2,744

The average estimated residual value for assets on operating leases was 19% and 22% of the assets’ original cost at September 30, 2016 and December 31, 2015, respectively. There were no operating leases in non-accrual status at September 30, 2016 and December 31, 2015.

Direct financing leases:

As of September 30, 2016 and December 31, 2015, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Total minimum lease payments receivable	$2	$18
Estimated residual values of leased equipment (unguaranteed)	—	1
Investment in direct financing leases	2	19
Less unearned income	—	(2)
Net investment in direct financing leases	$2	$17

There were no investments in direct financing leases in non-accrual status at September 30, 2016 and December 31, 2015.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Investments in equipment and leases, net: - (continued)

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2016	$215	$1	$216
Year ending December 31, 2017	818	1	819
2018	311	—	311
	$1,344	$2	$1,346

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and nine months ended September 30, 2016 and 2015, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$39	$51	$123	$179
Asset management fees to Managing Member	7	13	28	55
	$46	$64	$151	$234

7. Non-recourse debt:

At September 30, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2016, gross lease rentals totaled $699 thousand over the remaining lease terms, and the carrying value of the pledged assets is $1.4 million. The notes mature at various dates from 2017 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2016	$114	$3	$117
Year ending December 31, 2017	464	7	471
2018	103	1	104
	$681	$11	$692

8. Commitments:

At September 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

9. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both September 30, 2016 and December 31, 2015. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions	$673	$673	$2,019	$2,020
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$0.22	$0.22	$0.67	$0.68

10. Fair value measurements:

At September 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis.

As of September 30, 2016, the Company had no assets or liabilities measured on a non-recurring basis. By comparison, certain investment securities deemed impaired were measured on a non-recurring basis as of December 31, 2015.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2016 and December 31, 2015, the calculated fair values of the Fund’s warrant portfolio are $329 thousand and $327 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$329	$412	$327	$393
Unrealized loss on fair valuation of warrants	—	(25)	2	(6)
Fair value of warrants at end of period	$329	$387	$329	$387

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

The Company did not record any non-recurring fair value adjustments on any investment securities during the first three and nine months of 2016. During 2015, the Company recorded a fair value adjustment of $6 thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

by the management of the investee. Such information indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

The following tables present the fair value measurement of assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment securities	$4	$—	$—	$4

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015:

September 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.38 – 7.25
			Risk-free interest rate	0.40% – 1.44%
			Annualized volatility	100.00%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	1.13 – 7.84
			Risk-free interest rate	0.72% – 2.14%
			Annualized volatility	100.00%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,540	$1,540	$—	$—	$1,540
Notes receivable, net	44	—	—	44	44
Investment in securities	272	—	—	272	272
Warrants, fair value	329	—	—	329	329
Financial liabilities:
Non-recourse debt	681	—	—	681	681

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. Fair value measurements: - (continued)

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,340	$2,340	$—	$—	$2,340
Notes receivable, net	309	—	—	309	309
Investment in securities	300	—	—	300	300
Warrants, fair value	327	—	—	327	327
Financial liabilities:
Non-recourse debt	1,021	—	—	1,017	1,017

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

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company had net income of $221 thousand and $186 thousand for the three months ended September 30, 2016 and 2015, respectively. Results for the third quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 decreased by $61 thousand or 12%, as compared to the prior year period. Such decrease was primarily due to a decline in operating lease revenues and an unfavorable change in gains and/or losses recognized on sales of lease assets and early termination of notes, partially offset by an increase in gain on sales of investment in securities.

Operating lease revenues declined by $114 thousand primarily as a result of run-off and sales of lease assets. The unfavorable change in gain and/or loss recognized on sales of lease assets and early termination of notes totaled $17 thousand as the Company recognized a loss of $4 thousand during the third quarter of 2016 as compared to a gain of $13 thousand during the prior year period. Such unfavorable change was mainly due to a change in the mix of assets sold. The gain on sales of investment in securities increased by $61 thousand, as there was no disposal of investment in securities in 2015.

Expenses

Total expenses for the third quarter of 2016 decreased by $96 thousand or 29%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense and cost reimbursements paid to the Managing Member.

The decrease in depreciation expense totaled $92 thousand and was largely a result of run-off and sales of lease assets. Costs reimbursed to the Managing Member declined by $12 thousand due to lower allocated costs based, in part, on the Fund’s declining asset base.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company had net income of $631 thousand and $734 thousand for the nine months ended September 30, 2016 and 2015, respectively. Results for the first nine months of 2016 reflect decreases in total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2016 declined by $876 thousand or 38%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues and an unfavorable change in gains or losses on sales of lease assets and early termination of notes.

The decrease in operating lease revenues totaled $396 thousand and was primarily a result of continued run-off and sales of lease assets. The unfavorable change in gain and/or loss recognized on sales of lease assets and early termination of notes totaled $567 thousand as the Company recognized an $82 thousand loss during the third quarter of 2016 as compared to a $485 thousand gain during the prior period. Such unfavorable change was mainly due to a change in the mix of assets sold.

Expenses

Total expenses for the nine months of 2016 decreased by $773 thousand or 50%, as compared to the prior year period. Such decrease was primarily the result of reductions in depreciation expense, asset management fees, taxes on income and franchise fees, and cost reimbursements paid to the Managing Member.

The decrease in depreciation expense totaled $657 thousand and was largely a result of run-off and sales of lease assets. Asset management fees paid to the Managing Member declined by $27 thousand as a result of the continued decline in managed assets and related lease revenue. Taxes on income and franchise fees declined by $33 thousand largely due to a lower estimated tax liability based on actual payments made in the prior year. Costs reimbursed to the Managing Member declined by $56 thousand due to lower allocated costs based, in part, on the Fund’s declining asset base.

Capital Resources and Liquidity

At September 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $1.5 million and $2.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$371	$387	$1,184	$1,446
Investing activities	257	266	539	1,299
Financing activities	(841)	(898)	(2,523)	(2,922)
Net decrease in cash and cash equivalents	$(213)	$(245)	$(800)	$(177)

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $59 thousand and $139 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $727 thousand and $728 thousand for the respective three months ended September 30, 2016 and 2015, while cash used to pay down debt totaled $114 thousand and $170 thousand for the three months ended September 30, 2016 and 2015, respectively.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $170 thousand and $911 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective nine months ended September 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $2.2 million for each of the nine months ended September 30, 2016 and 2015. Cash used to pay down debt totaled $340 thousand and $739 thousand for the respective nine months ended September 30, 2016 and 2015.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions have been consistently made through September 30, 2016.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 10, 2016

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