Form 10-K
period 2016-12-31
ATEL 12, LLC
filed 2017-03-20
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 2,992,482

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. From its inception into the third quarter of 2013, the Company’s Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability company. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS” or “Managing Member” or “Manager”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on September 25, 2009.

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,992,482 Units were issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the ATEL 12, LLC amended and restated Limited Liability Company Operating agreement dated April 3, 2007 (the “Operating Agreement”).

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

On January 1, 2016, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. During the liquidation phase, periodic distributions are paid at the discretion of the Managing Member.

Narrative Description of Business

The Company had acquired various types of new and used equipment subject to leases and made loans secured by equipment acquired by its borrowers. The Company’s primary investment objective was to acquire investments primarily in low-technology, low-obsolescence equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio would include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment. The Company sought investments in equipment or financing of equipment and business involving “green technologies” such as those involved in the following activities: materials recycling, water purification, sewage treatment pollution radiation, gas and other emission treatment, solid waste management, renewable energy generation, as well as many other similar industries and activities.

The Company purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2016, the Company had purchased equipment with a total acquisition price of $28.6 million. The Company had also funded investments in notes receivable totaling $5.4 million through December 31, 2016.

The Company’s objective was to have at least 60% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate credits and/or leases guaranteed by such high quality corporate credits. High quality corporate credits were lessees or guarantors who have a credit rating by Moody’s Investors Service, Inc. of “Baa” or better, or the credit equivalent as determined by the Manager, or were public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 40% of the initial investment portfolio would include equipment lease transactions, real property single tenant net leases and other financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 40% of the portfolio may be growth capital financing investments. No more than 20% of the initial portfolio, by cost, would consist of these growth capital financing investments and no more than 20% of the portfolio, by cost, would consist of real estate investments. The Company’s objective was to invest approximately 25% of its capital in assets that involve “green” technologies or applications as discussed above.

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

The Managing Member will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) The Managing Member will seek to limit the amount invested in equipment or property leased to any single lessee to not more than 20% of the aggregate purchase price of investments as of the final commitment of net offering proceeds; (ii) in no event will the Company’s equity investment in equipment or property leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000); and (iii) the Managing Member will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if the Managing Member deems such a course of action to be in the Company’s best interest.

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues and long-lived assets relate to customers domiciled in United States.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

For further information refer to the financial statements and footnotes.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	27.24%
Transportation	4,934	17.23%
Research	3,963	13.84%
Manufacturing	3,518	12.29%
Construction	2,989	10.44%
Mining	2,893	10.10%
Aviation	2,167	7.57%
Other	370	1.29%
	$28,635	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$6,569	22.94%
Gas/Coal products	4,684	16.36%
Retail	2,903	10.14%
Food products	2,877	10.05%
Rubber/Miscellaneous plastics	2,764	9.65%
Air transportation	2,167	7.57%
Lumber/Wood products	1,680	5.87%
Transportation services	1,644	5.74%
Manufacturing	895	3.13%
Chemical products	863	3.01%
Industrial machinery	783	2.73%
Other	806	2.81%
	$28,635	100.00%

From inception to December 31, 2016, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$6,684	$1,293	$7,459
Research	3,964	713	3,425
Mining	2,893	1,908	2,517
Manufacturing	1,780	1,185	1,345
Construction	833	112	979
Transportation	249	90	231
Other	186	62	240
	$16,589	$5,363	$16,196

For further information regarding the Company’s equipment lease portfolio as of December 31, 2016, see Note 5, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Miscellaneous office equipment	$3,484	65.05%
Research	804	15.01%
Computers	599	11.18%
Manufacturing	400	7.47%
Other	69	1.29%
	$5,356	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Health services	$1,569	29.29%
Electronics	1,055	19.70%
Manufacturing	805	15.03%
Engineering/Management	750	14.00%
Business services	578	10.79%
Lab equipment	399	7.45%
Chemicals/Allied products	200	3.74%
	$5,356	100.00%

From inception to December 31, 2016, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Miscellaneous office equipment	$2,983	$606	$2,448
Research	804	258	716
Computers	599	—	760
Manufacturing	400	—	498
Other	69	53	28
	$4,855	$917	$4,450

For further information regarding the Company’s notes receivable portfolio as of December 31, 2016, see Note 4, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL 12, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosures, subsequent to the Fund's initial compliance with FINRA 15-02, annual disclosures of estimated per Unit values, through the termination of the Fund; will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 162.8%, based on ATEL’s historical track record as of December 31, 2016. In addition, an annual inflation rate of 2.50% has been assumed.

For Off-Lease:  A fair value of off-lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

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

ATEL 12, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 12, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.06. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 12, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 12, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2016.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2016, and paid through December 31, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 12, LLC Prospectus dated September 26, 2007 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table presents summarized information regarding distributions to other members:

	2016	2015
Net income per Unit, based on weighted average Units outstanding	$0.12	$0.26
Return of investment	0.78	0.64
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.90	0.90
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.90	$0.90
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities.

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on September 25, 2009 with a total of 2,999,482 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $29.9 million. As of December 31, 2016, 2,992,482 Units were issued and outstanding.

During 2009, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested cash flow in excess of certain amounts required to be distributed to the members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ended December 31, 2015, the Company reinvested cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2030. However, pursuant to the guidelines of the Operating Agreement, the Company commenced liquidation phase activities on January 1, 2016. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2008 through 2013. The utilization percentage of existing assets under lease was 98% and 100% at December 31, 2016 and 2015, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2016 versus 2015

The Company had net income of $583 thousand, and $988 thousand, for the years ended December 31, 2016 and 2015, respectively. The net results for 2016 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2016 decreased by $1.2 million or 42%, as compared to prior year. Such decrease was largely due to a $526 thousand, or 24% reduction in lease revenues, mainly the result of run-off and dispositions of lease assets; a $467 thousand, or 129%, unfavorable turn to net loss from net gain of $361 million on sales of lease assets and early termination of notes resulting from a change in mix of and a diminished volume in sale activities in 2016; a 58% lesser gain to $62 thousand reflected as gains realized on sales of securities, mainly attributable to a lower volume of sales activities during 2016; and a 78% decrease interest on notes receivable of $53 thousand largely due to scheduled run-off of the loan portfolio; and was partially offset by a $96 thousand, or 310% increase in other revenue, related to in deferred maintenance fees and other fees charged to certain lessees.

Expenses

Total expenses for 2016 decreased by $760 thousand or 43%, as compared to prior year. The decrease in total expenses was largely a result of a $644 thousand, or 54%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $60 thousand, or 27%, decline in cost reimbursements to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management; a $37 thousand, or 58% decrease in franchise fees and taxes, which can be attributed to both a diminishing tax base and to the timing of tax payments to various jurisdictions.

Capital Resources and Liquidity

At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $1.0 million and $2.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash provided by (used in):
Operating activities	$1,424	$1,786
Investing activities	635	2,061
Financing activities	(3,366)	(3,784)
Net (decrease) increase in cash and cash equivalents	$(1,307)	$63

2016 versus 2015

During 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $220 thousand and $1.5 million of proceeds from sales of lease assets and/or the early termination of notes receivable, in 2016 and 2015 respectively. Principal payments received on notes receivable were $309 thousand and $401 thousand for the years ended 2016 and 2015, respectively.

During the same comparative years, cash was primarily used to pay distributions and repay debt. Distributions paid to both members and the Managing Member totaled $2.9 million and $2.9 million for 2016 and 2015, respectively; while cash used to repay debt totaled $455 thousand and $873 thousand, respectively.

Non-Recourse Long-Term Debt

As of December 31, 2016 and 2015, the Company had non-recourse long-term debt totaling $566 thousand and $1.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Note 8 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2016. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 12, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 17, 2017

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$1,033	$2,340
Accounts receivable, net of allowance for doubtful accounts of $4 at December 31, 2016 and $3 at December 31, 2015	78	41
Notes receivable, net of unearned interest income of $15 as of December 31, 2015	—	309
Investment in securities	272	300
Warrants, fair value	159	327
Investments in equipment and leases, net of accumulated depreciation of $8,230 at December 31, 2016 and $8,753 at December 31, 2015	2,885	3,780
Prepaid expenses and other assets	26	26
Total assets	$4,453	$7,123
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$70	$21
Accrued distributions to Other Members	230	230
Other	266	184
Non-recourse debt	566	1,021
Unearned operating lease income	22	40
Total liabilities	1,154	1,496
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	3,299	5,627
Total Members’ capital	3,299	5,627
Total liabilities and Members’ capital	$4,453	$7,123

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$1,677	$2,203
Direct financing leases	2	30
Interest on notes receivable	15	68
(Loss) gain on sales of lease assets and early termination of notes receivable	(106)	361
Gain on sales or dispositions of investment in securities	62	147
Unrealized loss on fair value adjustment for warrants	(168)	(66)
Other	127	31
Total revenues	1,609	2,774
Expenses:
Depreciation of operating lease assets	552	1,196
Asset management fees to Managing Member	48	69
Cost reimbursements to Managing Member and/or affiliates	160	220
Provision for (reversal of) credit losses	1	(12)
Amortization of initial direct costs	1	9
Provision for losses on investment securities	—	6
Interest expense	17	30
Professional fees	125	110
Outside services	42	33
Taxes on income and franchise fees	27	64
Other	53	61
Total expenses	1,026	1,786
Net income	$583	$988
Net income:
Managing Member	$218	$218
Other Members	365	770
	$583	$988
Net income per Limited Liability Company Unit (Other Members)	$0.12	$0.26
Weighted average number of Units outstanding	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	2,992,482	$7,551	$—	$7,551
Distributions to Other Members ($0.90 per Unit)	—	(2,694)	—	(2,694)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	770	218	988
Balance December 31, 2015	2,992,482	5,627	—	5,627
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	365	218	583
Balance December 31, 2016	2,992,482	$3,299	$—	$3,299

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net income	$583	$988
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes receivable	106	(361)
Depreciation of operating lease assets	552	1,196
Amortization of initial direct costs	1	9
Provision for (reversal of) credit losses	1	(12)
Provision for losses on investment in securities	—	6
Gain on sales or dispositions of investment in securities	(62)	(147)
Unrealized loss on fair value adjustment for warrants	168	66
Changes in operating assets and liabilities:
Accounts receivable	(38)	155
Prepaid expenses and other assets	—	3
Accounts payable, Managing Member	49	25
Accounts payable, other	82	(92)
Unearned operating lease income	(18)	(50)
Net cash provided by operating activities	1,424	1,786
Investing activities:
Purchase of securities	(9)	(14)
Proceeds from sales of lease assets and early termination of notes	220	1,472
Proceeds from sales or dispositions of investment in securities	99	113
Principal payments received on direct financing leases	16	89
Principal payments received on notes receivable	309	401
Net cash provided by investing activities	635	2,061
Financing activities:
Repayments under non-recourse debt	(455)	(873)
Distributions to Other Members	(2,693)	(2,693)
Distributions to Managing Member	(218)	(218)
Net cash used in financing activities	(3,366)	(3,784)
Net (decrease) increase in cash and cash equivalents	(1,307)	63
Cash and cash equivalents at beginning of year	2,340	2,277
Cash and cash equivalents at end of year	$1,033	$2,340
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$17	$30
Cash paid during the year for taxes	$35	$40
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$230	$230
Distributions payable to Managing Member at year-end	$19	$19
Securities acquired through net exercise of warrants	$—	$34

See accompanying notes.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. From its inception into the third quarter of 2013, the Managing Member was ATEL Associates 12, (“AA12”), a Nevada limited liability company. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS” or “Managing Member” or “Manager”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on September 25, 2009.

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,992,482 Units were issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the ATEL 12, LLC amended and restated Limited Liability Company Operating Agreement dated April 3, 2007 (the “Operating Agreement”).

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7, Related party transactions). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets were purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, the related notes may be placed on non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. As of and for the years ended December 31, 2016 and 2015, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $272 thousand and $300 thousand of purchased securities at December 31, 2016 and 2015, respectively. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $168 thousand and $66 thousand on fair value adjustment of its warrants during 2016 and 2015, respectively. The unrealized losses recorded during 2016 reduced the estimated fair value of the Company’s portfolio of warrants to $159 thousand at December 31, 2016 from $327 thousand at December 31, 2015. The Company realized no gains or losses from the net exercise of warrants during 2016. The Company realized gains of $147 thousand on the net exercise of certain warrants in 2015.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2016 and 2015, the related provision for state income taxes was approximately $27 thousand and $64 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Financial statement basis of net assets	$3,299	$5,627
Tax basis of net assets (unaudited)	5,854	7,728
Difference (unaudited)	$(2,555)	$(2,101)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Net income per financial statements	$583	$988
Tax adjustments (unaudited):
Adjustment to depreciation expense	(6)	175
Provision for losses and doubtful accounts	1	(12)
Adjustments to revenues/other expenses	68	35
Adjustments to gain on sales of assets	297	797
Other	(3)	82
Gain per federal tax return (unaudited)	$940	$2,065

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

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

As of December 31, 2016 and 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2016	2015
Retail	19%	23%
Air transportation	19%	17%
Food products	14%	13%
Gas/Coal	14%	12%
Business services	10%	*

*	Less than 10%

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2016 and 2015, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2016	2015
Aircraft Service International, Inc.	Aviation	20%	15%
Wal-Mart Transportation, LLC	Transportation	17%	17%
IBM Corporation	Research	13%	*
Nomac Drilling, LLC	Mining	12%	*

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company had various notes receivable from borrowers who had financed the purchase of equipment through the Company. As of December 31, 2016, the Company had no notes receivable. As of December 31, 2015, the original terms of the notes were from 36 to 42 months with interest at rates ranging from 11.88% to 14.30% per annum. The notes were secured by the equipment financed and had matured in 2016.

The Company had neither notes in non-accrued status nor impaired notes at both December 31, 2016 and 2015.

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
IDC amortization – notes receivable	$—	$3
IDC amortization – lease assets	1	6
Total	$1	$9

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2016
Net investment in operating leases	$3,499	$(364)	$(552)	$2,583
Net investment in direct financing leases	17	—	(16)	1
Assets held for sale or lease, net	262	38	—	300
Initial direct costs, net of accumulated amortization of $4 at December 31, 2016 and $3 at December 31, 2015	2	—	(1)	1
Total	$3,780	$(326)	$(569)	$2,885

Impairment of investments in leases:

The Company recorded no fair value adjustments for impairment losses on its investments in equipment and leases during 2016 and 2015.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $552 thousand and $1.2 million for the years ended December 31, 2016 and 2015, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance December 31, 2016
Transportation	$4,866	$—	$(903)	$3,963
Construction	2,740	—	—	2,740
Aviation	2,167	—	—	2,167
Materials handling	916	—	(662)	254
Manufacturing	664	—	—	664
Computer	87	—	—	87
Other	1	—	—	1
	11,441	—	(1,565)	9,876
Less accumulated depreciation	(7,942)	(552)	1,201	(7,293)
Total	$3,499	$(552)	$(364)	$2,583

The average estimated residual value for assets on operating leases was 22% and 24% of the assets’ original cost at December 31, 2016 and 2015, respectively. There were no operating leases in non-accrual status at both December 31, 2016 and 2015.

Direct financing leases:

As of December 31, 2016 and 2015, investment in direct financing leases consists of various types of materials handling equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Total minimum lease payments receivable	$1	$18
Estimated residual values of leased equipment (unguaranteed)	—	1
Investment in direct financing leases	1	19
Less unearned income	—	(2)
Net investment in direct financing leases	$1	$17

As of December 31, 2016 and 2015, there were no investments in direct financing leases in non-accrual status.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2017	$818	$1	$819
2018	311	—	311
	$1,129	$1	$1,130

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2016 and 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Aviation	15 – 20
Manufacturing	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Computer	3 – 5

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases
Balance December 31, 2014	$—	$1	$14	$15
Reversal of provision for credit losses	—	(1)	(11)	(12)
Balance December 31, 2015	—	—	3	3
Provision for credit losses	—	—	1	1
Balance December 31, 2016	$—	$—	$4	$4

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

As of December 31, 2016 and 2015, the Company had no allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2016	Notes Receivable	Finance Leases
Financing receivables:
Ending balance	$—	$1
Ending balance: individually evaluated for impairment	$—	$1
Ending balance: collectively evaluated for impairment	$—	$—

December 31, 2015	Notes Receivable	Finance Leases
Financing receivables:
Ending balance	$309[1]	$17
Ending balance: individually evaluated for impairment	$309	$17
Ending balance: collectively evaluated for impairment	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

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

At December 31, 2016 and 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2016	2015	2016	2015
Pass	$—	$308	$1	$17
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$—	$308	$1	$17

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

There were no impaired loans as of December 31, 2016, and 2015.

At December 31, 2016 and 2015, the investment in financing receivables is aged as follows (in thousands):

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Finance leases	$—	$—	$—	$—	$1	$1	$—
Total	$—	$—	$—	$—	$1	$1	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$308	$308	$—
Finance leases	—	—	5	5	12	17	5
Total	$—	$—	$5	$5	$320	$325	$5

7. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$160	$220
Asset management fees to Managing Member	48	69
	$208	$289

8. Non-recourse debt:

At December 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2016, gross operating lease rentals totaled approximately $581 thousand over the remaining lease terms; and the carrying value of the pledged assets is $1.4 million. The notes mature at various dates from 2017 through 2018.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2017	$464	$7	$471
2018	102	1	103
	$566	$8	$574

9. Commitments:

At December 31, 2016, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

11. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at December 31, 2016 and 2015, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 20,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Members’ capital: - (continued)

Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. No units were repurchased during 2016 or 2015.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the Other Members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions in December 2008.

Distributions to the Other Members for the years ended December 31, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	2016	2015
Distributions	$2,693	$2,694
Weighted average number of Units outstanding	2,992,482	2,992,482
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2016 and 2015, only the Company’s warrants were measured on a recurring basis. During 2016, the Company had no non-recurring adjustments to reduce the cost basis of certain assets deemed impaired. During 2015, the Company recorded non-recurring adjustments to reduce the cost basis of certain investment in securities deemed impaired in 2015.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2016 and 2015, the calculated fair value of the Fund’s warrant portfolio approximated $159 thousand and $327 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Level 3 Assets
	2016	2015
Balance at beginning of period	$327	$393
Unrealized loss on warrants, net recorded during the year	(168)	(66)
Balance at end of period	$159	$327

As of December 31, 2016, the Company had no notes receivable. As of December 31, 2015, the Company had $309 thousand in notes receivable and no impairment adjustment was recorded.

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

During 2016 and 2015, the Company recorded no fair value adjustments to reduce the cost basis of investment securities. A majority of the reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired assets is classified within Level 3 of the valuation hierarchy.

The following table presents the fair value measurements of impaired investment securities measured at fair value on a non-recurring basis during and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired investment in securities	$4	$—	$—	$4

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2016 and 2015:

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 – $14.75
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.13 – 6.84
			Risk-free interest rate	0.48% – 2.22%
			Annualized volatility	49.69% – 103.87%

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.10 – $25.76
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	1.13 – 7.84
			Risk-free interest rate	0.72% – 2.14%
			Annualized volatility	100.00%
Impaired Investment in Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The Company determines the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

12. Fair value measurements: - (continued)

Non-recourse and Long-term debt

The fair value of the Company’s non-recourse and long-term debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,033	$1,033	$—	$—	$1,033
Investment in securities	272	—	—	272	272
Warrants, fair value	159	—	—	159	159
Financial liabilities:
Non-recourse debt	566	—	—	566	566

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,340	$2,340	$—	$—	$2,340
Notes receivable, net	309	—	—	309	309
Investment in securities	300	—	—	300	300
Warrants, fair value	327	—	—	327	327
Financial liabilities:
Non-recourse debt	1,021	—	—	1,017	1,017

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS” or “Managing Member” or “Manager”) is the Company’s Managing Member, and is, a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

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

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Managing Member, LLC (Managing Member)

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Asset Management Fee and Carried Interest

The Company pays the Manager an annual Asset Management Fee in an amount equal to 4% of Gross Operating Lease Revenues and Cash from Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by the Manager and its affiliates in determining portfolio and investment strategies and generally managing or supervising the management of the investment portfolio.

The Manager supervises performance of all management activities, including, among other activities: the acquisition and financing of the investment portfolio, collection of lease and loan revenues, monitoring compliance by lessees borrowers with their contract terms, assuring that investment assets are being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment and property in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. The Manager intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

The Manager also receives, as its Carried Interest, an amount equal to 7.5% of all Company Distributions.

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interest payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Financial Services, LLC is the beneficial owner of Limited Liability Company Units as follows:

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $82 thousand and $71 thousand, respectively.

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

Date: March 17, 2017

ATEL 12, LLC (Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC, (Managing Member)

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC, (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.