Form 10-Q
period 2017-03-31
ATEL 12, LLC
filed 2017-05-12
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(In Thousands)

	March 31, 2017	December 31, 2016
	Unaudited
ASSETS
Cash and cash equivalents	$567	$1,033
Accounts receivable, net	22	78
Investment in securities	272	272
Warrants, fair value	159	159
Investments in equipment and leases, net	2,697	2,885
Prepaid expenses and other assets	24	26
Total assets	$3,741	$4,453
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$64	$70
Accrued distributions to Other Members	—	230
Other	265	266
Non-recourse debt	451	566
Unearned operating lease income	68	22
Total liabilities	848	1,154
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,893	3,299
Total Members’ capital	2,893	3,299
Total liabilities and Members’ capital	$3,741	$4,453

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$356	$451
Direct financing leases	—	1
Interest on notes receivable	—	8
Gain (loss) on sales of lease assets and early termination of notes	7	(67)
Unrealized gain on fair value adjustment for warrants	—	2
Other	9	56
Total revenues	372	451
Expenses:
Depreciation of operating lease assets	142	125
Asset management fees to Managing Member	10	12
Cost reimbursements to Managing Member and/or affiliates	48	49
Provision for credit losses	—	1
Interest expense	3	5
Professional fees	53	78
Outside services	23	12
Taxes on income and franchise fees	5	7
Other	16	13
Total expenses	300	302
Net income	$72	$149
Net income:
Managing Member	$36	$55
Other Members	36	94
	$72	$149
Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.03
Weighted average number of Units outstanding	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2015	2,992,482	$5,627	$—	$5,627
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	365	218	583
Balance December 31, 2016	2,992,482	3,299	—	3,299
Distributions to Other Members ($0.15 per Unit)	—	(442)	—	(442)
Distributions to Managing Member	—	—	(36)	(36)
Net income	—	36	36	72
Balance March 31, 2017 (Unaudited)	2,992,482	$2,893	$—	$2,893

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$72	$149
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes receivable	(7)	67
Depreciation of operating lease assets	142	125
Provision for credit losses	—	1
Unrealized gain on fair value adjustment for warrants	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	56	(11)
Prepaid expenses and other assets	2	2
Accounts payable, Managing Member	13	51
Accounts payable, other	(1)	79
Unearned operating lease income	46	25
Net cash provided by operating activities	323	486
Investing activities:
Purchase of securities	—	(9)
Proceeds from sales of lease assets and early termination of notes	52	93
Principal payments received on direct financing leases	1	13
Principal payments received on notes receivable	—	87
Net cash provided by investing activities	53	184
Financing activities:
Repayments under non-recourse debt	(115)	(113)
Distributions to Other Members	(672)	(673)
Distributions to Managing Member	(55)	(55)
Net cash used in financing activities	(842)	(841)
Net decrease in cash and cash equivalents	(466)	(171)
Cash and cash equivalents at beginning of period	1,033	2,340
Cash and cash equivalents at end of period	$567	$2,169
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3	$5
Cash paid during the period for taxes	$13	$2
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$230
Distributions payable to Managing Member at period-end	$—	$19

See accompanying notes.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 12, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on January 25, 2007 for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. From its inception into the third quarter of 2013, the Managing Member was ATEL Associates 12, LLC (“AA12”), a Nevada limited liability company. Effective September 30, 2013, AA12 was merged into ATEL Financial Services, LLC (“AFS” or “Managing Member” or “Manager”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until December 31, 2030. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

As of March 31, 2017, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

Use of estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowances for doubtful accounts.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic region in which the Company sought leasing opportunities was North America. For the three months ended March 31, 2017 and 2016, and as of March 31, 2017 and December 31, 2016, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2017 and 2016. Purchased securities totaled $272 thousand at both March 31, 2017 and December 31, 2016. The Company did not recognize any gains or losses on the disposition of securities in the three months ended March 31, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2017 and 2016, the Company recorded unrealized gains of $0 and $2 thousand, on fair valuation of its warrants, respectively. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s portfolio of warrants amounted to $159 thousand for both periods. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2017 and 2016.

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

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

3. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2017
Net investment in operating leases	$2,583	$(7)	$(142)	$2,434
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	300	(38)	—	262
Initial direct costs, net of accumulated amortization of $4 at March 31, 2017 and $4 at December 31, 2016	1	—	—	1
Total	$2,885	$(45)	$(143)	$2,697

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net: - (continued)

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2017 and 2016.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $142 thousand and $125 thousand for the respective three months ended March 31, 2017 and 2016.

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance March 31, 2017
Transportation	$3,963	$—	$—	$3,963
Construction	2,740	—	1	2,741
Aviation	2,167	—	—	2,167
Manufacturing	664	—	—	664
Materials handling	254	—	—	254
Computer	87	—	(41)	46
Other	1	—	(1)	—
	9,876	—	(41)	9,835
Less accumulated depreciation	(7,293)	(142)	34	(7,401)
Total	$2,583	$(142)	$(7)	$2,434

The average estimated residual value for assets on operating leases was 19% and 22% of the assets’ original cost at March 31, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status at March 31, 2017 and December 31, 2016.

Direct financing leases:

As of March 31, 2017, the Company had no investment in direct financing leases.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net: - (continued)

As of December 31, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of December 31, 2016 are as follows (in thousands):

December 31, 2016
Total minimum lease payments receivable	$1
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	1
Less unearned income	—
Net investment in direct financing leases	$1

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2017	$603
Year ending December 31, 2018	311
$914

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment Category	Useful Life
Aviation	15 – 20
Manufacturing	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Computer	3 – 5

4. Related party transactions:

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

Cost reimbursements to the Managing Member or its affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

incurred. The Managing Member believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$48	$49
Asset management fees to Managing Member	10	12
	$58	$61

5. Non-recourse debt:

At March 31, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2017, gross lease rentals totaled $463 thousand over the remaining lease terms, and the carrying value of the pledged assets is $1.3 million. The notes mature at various dates from 2017 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2017	$349	$5	$354
Year ending December 31, 2018	102	—	102
	$451	$5	$456

6. Commitments:

At March 31, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both March 31, 2017 and December 31, 2016. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions	$442	$673
Weighted average number of Units outstanding	2,992,482	2,992,482
Weighted average distributions per Unit	$0.15	$0.22

8. Fair value measurements:

At March 31, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. During 2017 and 2016, the Company had no non-recurring adjustments to reduce the cost basis of certain assets deemed impaired.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio is $159 thousand for both periods. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2017 and 2016 and classified as Level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Fair value of warrants at beginning of period	$159	$327
Unrealized gain on fair valuation of warrants	—	2
Fair value of warrants at end of period	$159	$329

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

During the three months ended March 31, 2017 and 2016, the Company recorded no fair value adjustments to reduce the cost basis of investment securities.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2017 and December 31, 2016:

March 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	1.50 – 6.59
			Risk-free interest rate	1.15% – 2.16%
			Annualized volatility	49.68% – 103.37%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 – $14.75
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.13 – 6.84
			Risk-free interest rate	0.48% – 2.22%
			Annualized volatility	49.69% – 103.87%

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$567	$567	$—	$—	$567
Investment in securities	272	—	—	272	272
Warrants, fair value	159	—	—	159	159
Financial liabilities:
Non-recourse debt	451	—	—	451	451

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,033	$1,033	$—	$—	$1,033
Investment in securities	272	—	—	272	272
Warrants, fair value	159	—	—	159	159
Financial liabilities:
Non-recourse debt	566	—	—	566	566

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

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net income of $72 thousand and $149 thousand for the three months ended March 31, 2017 and 2016, respectively. The net results for 2017 reflect decreases in both total revenues and total operating expenses when compared to prior year period.

Revenues

Total revenues for the first quarter of 2017 decreased by $79 thousand or 18%, as compared to prior year period. Such decrease was largely due to a $95 thousand, or 21% reduction in lease revenues, mainly the result of dispositions of lease assets; an 84% decrease on other revenue of $47 thousand as the prior year period amount included fees collected for additional wear and tear on certain returned equipment; and was partially offset by a favorable change of a $74 thousand, or 110% increase in gain on sales of lease assets and early termination of notes, due to a change in the mix of assets sold.

Expenses

Total expenses for the first quarter of 2017 decreased by $2 thousand or 1%, as compared to prior year period. The decrease in total expenses was largely a result of a $25 thousand, or 32%, reduction in professional fees, reflecting the decline of audit and tax fees. Such reduction in expenses was partially offset by $17 thousand in depreciation expenses, mainly the result of a lease contract renewal and a reduction in residual value on certain equipment and $11 thousand in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $567 thousand and $1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$323	$486
Investing activities	53	184
Financing activities	(842)	(841)
Net decrease in cash and cash equivalents	$(466)	$(171)

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the three months ended March 31, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $52 thousand and $93 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended March 31, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid to Members amounted to $727 thousand and $728 thousand for the respective three months ended March 31, 2017 and 2016, while cash payments of $115 thousand and $113 thousand were made to reduce non-recourse debt during the same respective periods.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions have been consistently made through March 31, 2017.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see note 2 Summary of significant accounting policies.

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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