Form 10-Q
period 2017-06-30
ATEL 12, LLC
filed 2017-08-10
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(In Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$618	$1,033
Accounts receivable, net	143	78
Investment in securities	248	272
Warrants, fair value	157	159
Investments in equipment and leases, net	2,550	2,885
Prepaid expenses and other assets	22	26
Total assets	$3,738	$4,453
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$54	$70
Accrued distributions to Other Members	374	230
Other	304	266
Non-recourse debt	336	566
Unearned operating lease income	54	22
Total liabilities	1,122	1,154
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,616	3,299
Total Members’ capital	2,616	3,299
Total liabilities and Members’ capital	$3,738	$4,453

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$352	$455	$708	$906
Direct financing leases	—	—	—	1
Interest on notes receivable	—	5	—	13
Gain (loss) on sales of lease assets and early termination of notes	8	(11)	15	(78)
Gain on sales or dispositions of investment in securities	75	—	75	—
Unrealized (loss) gain on fair valuation of warrants	(2)	—	(2)	2
Other	1	50	10	106
Total revenues	434	499	806	950
Expenses:
Depreciation of operating lease assets	143	142	285	267
Asset management fees to Managing Member	17	9	27	21
Cost reimbursements to Managing Member and/or affiliates	43	35	91	84
Provision for credit losses	8	—	8	1
Amortization of initial direct costs	—	1	—	1
Interest expense	2	5	5	10
Professional fees	46	14	99	92
Outside services	20	9	43	21
Taxes on income and franchise fees	14	13	19	20
Other	12	10	28	23
Total expenses	305	238	605	540
Net income	$129	$261	$201	$410
Net income:
Managing Member	$30	$55	$66	$110
Other Members	99	206	135	300
	$129	$261	$201	$410
Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.07	$0.05	$0.10
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2017

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	2,992,482	$5,627	$—	$5,627
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	365	218	583
Balance December 31, 2016	2,992,482	3,299	—	3,299
Distributions to Other Members ($0.27 per Unit)	—	(818)	—	(818)
Distributions to Managing Member	—	—	(66)	(66)
Net income	—	135	66	201
Balance June 30, 2017 (Unaudited)	2,992,482	$2,616	$—	$2,616

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016

(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net income	$129	$261	$201	$410
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes receivable	(8)	11	(15)	78
Depreciation of operating lease assets	143	142	285	267
Amortization of initial direct costs	—	1	—	1
Provision for credit losses	8	—	8	1
Gain on sales or dispositions of investment in securities	(75)	—	(75)	—
Unrealized loss (gain) on fair value adjustment for warrants	2	—	2	(2)
Changes in operating assets and liabilities:
Accounts receivable	(30)	(1)	26	(12)
Prepaid expenses and other assets	2	2	4	4
Accounts payable, Managing Member	(40)	(82)	(27)	(31)
Accounts payable, other	37	(11)	38	68
Unearned operating lease income	(14)	4	32	29
Net cash provided by operating activities	154	327	479	813
Investing activities:
Purchase of securities	—	—	—	(9)
Proceeds from sales of lease assets and early termination of notes	12	18	64	111
Principal payments received on direct financing leases	—	1	1	14
Principal payments received on notes receivable	—	79	—	166
Net cash provided by investing activities	12	98	65	282
Financing activities:
Repayments under non-recourse debt	(115)	(113)	(230)	(226)
Distributions to Other Members	—	(673)	(674)	(1,346)
Distributions to Managing Member	—	(55)	(55)	(110)
Net cash used in financing activities	(115)	(841)	(959)	(1,682)
Net increase (decrease) in cash and cash equivalents	51	(416)	(415)	(587)
Cash and cash equivalents at beginning of period	567	2,169	1,033	2,340
Cash and cash equivalents at end of period	$618	$1,753	$618	$1,753
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2	$5	$5	$10
Cash paid during the period for taxes	$3	$33	$16	$35
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$374	$230	$374	$230
Distributions payable to Managing Member at period-end	$30	$19	$30	$19

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

As of June 30, 2017, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company sought leasing opportunities was North America. For the six months ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2017 and 2016. Purchased securities totaled $248 and $272 thousand at June 30, 2017 and December 31, 2016, respectively. The Company recognized gains of $75 thousand and $0 on sales of investment in securities during both the three and six months ended June 30, 2017 and 2016, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During both the three and six months ended June 30, 2017, the Company recorded unrealized losses of $2 thousand, on fair valuation of its warrants. By Comparison, during the prior year three and six month periods, the Company recorded unrealized gains of $0 and $2 thousand, respectively. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company’s portfolio of warrants amounted to $157 thousand and $159 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2017 and 2016.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments —  Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2017
Net investment in operating leases	$2,583	$(11)	$(285)	$2,287
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	300	(38)	—	262
Initial direct costs, net of accumulated amortization of $4 at June 30, 2017 and $4 at December 31, 2016	1	—	—	1
Total	$2,885	$(49)	$(286)	$2,550

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2017 and 2016.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $143 thousand and $142 thousand for the respective three months ended June 30, 2017 and 2016 and was $285 thousand and $267 thousand for the respective six months ended June 30, 2017 and 2016.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance June 30, 2017
Transportation	$3,963	$—	$—	$3,963
Construction	2,740	—	1	2,741
Aviation	2,167	—	—	2,167
Manufacturing	664	—	—	664
Materials handling	254	—	(25)	229
Computer	87	—	(41)	46
Other	1	—	(1)	—
	9,876	—	(66)	9,810
Less accumulated depreciation	(7,293)	(285)	55	(7,523)
Total	$2,583	$(285)	$(11)	$2,287

The average estimated residual value for assets on operating leases was 19% and 22% of the assets’ original cost at June 30, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status at June 30, 2017 and December 31, 2016.

Direct financing leases:

As of June 30, 2017, the Company had no investment in direct financing leases.

As of December 31, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of December 31, 2016 are as follows (in thousands):

December 31, 2016
Total minimum lease payments receivable	$1
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	1
Less unearned income	—
Net investment in direct financing leases	$1

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2017	$393
Year ending December 31, 2018	313
$706

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$43	$35	$91	$84
Asset management fees to Managing Member	17	9	27	21
	$60	$44	$118	$105

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Non-recourse debt:

At June 30, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2017, gross lease rentals totaled $345 thousand over the remaining lease terms, and the carrying value of the pledged assets is $1.2 million. The notes mature at various dates from 2017 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2017	$233	$2	$235
Year ending December 31, 2018	103	1	104
	$336	$3	$339

6. Commitments:

At June 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both June 30, 2017 and December 31, 2016. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions	$374	$673	$818	$1,346
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$0.12	0.23	$0.27	$0.45

8. Fair value measurements:

At June 30, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. During 2017 and 2016, the Company had no non-recurring adjustments to reduce the cost basis of certain assets deemed impaired.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio is $157 thousand and $159 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2017 and 2016 and classified as Level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$159	$329	$159	$327
Unrealized (loss) gain on fair valuation of warrants	(2)	—	(2)	2
Fair value of warrants at end of period	$157	$329	$157	$329

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

During the three and six months ended June 30, 2017 and 2016, the Company recorded no fair value adjustments to reduce the cost basis of investment securities.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016:

June 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	1.25 – 6.34
			Risk-free interest rate	1.28% – 2.06%
			Annualized volatility	49.46% – 102.16%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 – $14.75
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.13 – 6.84
			Risk-free interest rate	0.48% – 2.22%
			Annualized volatility	49.69% – 103.87%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$618	$618	$—	$—	$618
Investment in securities	248	—	—	248	248
Warrants, fair value	157	—	—	157	157
Financial liabilities:
Non-recourse debt	336	—	—	335	335

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,033	$1,033	$—	$—	$1,033
Investment in securities	272	—	—	272	272
Warrants, fair value	159	—	—	159	159
Financial liabilities:
Non-recourse debt	566	—	—	566	566

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

The three months ended June 30, 2017 versus the three months ended June 30, 2016

The Company had net income of $129 thousand and $261 thousand for the three months ended June 30, 2017 and 2016, respectively. Results for the second quarter of 2017 reflect decreases in total revenues and increases in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2017 decreased by $65 thousand, or 13%, as compared to the prior year period. Such decrease was largely due to a $103 thousand, or 23%, reduction in lease revenues, mainly the result of dispositions of lease assets; and a $49 thousand, or 98%, decrease in other revenue as the prior period included fees previously collected for additional wear and tear on certain returned equipment; offset, in part, by a favorable $75 thousand increase in gain on sales of investment in securities and a $19 thousand, or 173%, increase in gain on sales of lease assets and early termination of notes, due to a change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2017 increased by $67 thousand, or 28%, as compared to the prior year period. The net increase in expenses was primarily the result of $32 thousand, or 229%, increase in professional fees, due to the year over year difference in timing and related billings for professional audit and tax services; an $11 thousand, or 122%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements; an $8 thousand, or 23%, increase in cost reimbursements to Managing Member and or/affiliates, related to indirect cost allocations and an $8 thousand increase in the adjustment for the provision for credit losses, due to delinquent accounts.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net income of $201 thousand and $410 thousand for the six months ended June 30, 2017 and 2016, respectively. Results for the first half of 2017 reflect decreases in total revenues and increases in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2017 declined by $144 thousand, or 15%, as compared to the prior year period. Such decrease was largely due to a $198 thousand, or 22% reduction in lease revenues, mainly the result of dispositions of lease assets; a $96 thousand, or 91%, decrease in other revenue related to fees previously collected for additional wear and tear on certain returned equipment in the prior period; and a $13 thousand decrease in interest on notes receivable, offset, in part, by a $93 thousand, or 119%, favorable gain on sales of lease assets and early termination of notes, and a $75 thousand gain on sales of investment in securities.

Expenses

Total expenses for the first half of 2017 increased by $65 thousand, or 12%, as compared to the prior year period. The net increase in expenses was primarily the result of $22 thousand, or 105% in outside services, indicative of additional efforts required to comply with certain regulatory requirements; an $18 thousand, or 7%, increase in depreciation expense, mainly the result of a lease contract renewal and a reduction in residual value on certain equipment; a $7 thousand, or 8% increase in cost reimbursements to Managing Member and/or affiliates, related to indirect costs allocations; a $7 thousand increase in the adjustment for provision to credit losses, due to delinquent accounts, and a $7 thousand, or 8%, increase in professional fees due to the year over year difference in timing and related billings for professional audit and tax services.

Capital Resources and Liquidity

At June 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $618 thousand and $1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$154	$327	$479	$813
Investing activities	12	98	65	282
Financing activities	(115)	(841)	(959)	(1,682)
Net increase (decrease) in cash and cash equivalents	$51	$(416)	$(415)	$(587)

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The Company also realized $12 thousand and $18 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended June 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. During the second quarter of 2017, no distributions were made as a semi-annual basis was adopted during this later stage of the fund’s life cycle; cash payments of $115 thousand and $113 thousand were made to reduce non-recourse debt during the same respective periods.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts, and its investments in notes receivable. The Company also realized $64 thousand and $111 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective six months ended June 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $729 thousand and $1.5 million for the respective six months ended June 30, 2017 and 2016; cash payments of $230 thousand and $226 thousand were made to reduce non-recourse debt during the same respective periods.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions have been consistently made through June 30, 2017.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2017

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