Form 10-Q
period 2017-09-30
ATEL 12, LLC
filed 2017-11-09
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

The number of Limited Liability Company Units outstanding as of October 31, 2017 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$366	$1,033
Accounts receivable, net	19	78
Investment in securities	246	272
Warrants, fair value	157	159
Investments in equipment and leases, net	2,179	2,885
Prepaid expenses and other assets	28	26
Total assets	$2,995	$4,453
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$18	$70
Accrued distributions to Other Members	—	230
Other	292	266
Non-recourse debt	220	566
Unearned operating lease income	58	22
Total liabilities	588	1,154
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,407	3,299
Total Members’ capital	2,407	3,299
Total liabilities and Members’ capital	$2,995	$4,453

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$297	$379	$1,005	$1,285
Direct financing leases	—	—	—	1
Interest on notes receivable	—	2	—	15
(Loss) gain on sales of lease assets and early termination of notes receivable	—	(4)	15	(82)
Gain on sales or dispositions of investment in securities	—	62	75	62
Unrealized (loss) gain on fair value adjustment for warrants	—	—	(2)	2
Other	1	15	11	121
Total revenues	298	454	1,104	1,404
Expenses:
Depreciation of operating lease assets	142	142	427	409
Asset management fees to Managing Member	9	7	36	28
Cost reimbursements to Managing Member and/or affiliates	39	39	130	123
Provision for credit losses	34	1	42	2
Impairment losses on equipment	229	—	229	—
Amortization of initial direct costs	—	—	—	1
Interest expense	2	4	7	14
Professional fees	18	19	117	111
Outside services	13	3	56	24
Taxes on income and franchise fees	13	4	32	24
Other	8	14	36	37
Total expenses	507	233	1,112	773
Net (loss) income	$(209)	$221	$(8)	$631
Net income (loss) :
Managing Member	$—	$54	$66	$164
Other Members	(209)	167	(74)	467
	$(209)	$221	$(8)	$631
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.07)	$0.06	$(0.02)	$0.16
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2017

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	2,992,482	$5,627	$—	$5,627
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	365	218	583
Balance December 31, 2016	2,992,482	3,299	—	3,299
Distributions to Other Members ($0.27 per Unit)	—	(818)	—	(818)
Distributions to Managing Member	—	—	(66)	(66)
Net (loss) income	—	(74)	66	(8)
Balance September 30, 2017 (Unaudited)	2,992,482	$2,407	$—	$2,407

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016

(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating activities:
Net (loss) income	$(209)	$221	$(8)	$631
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes receivable	—	4	(15)	82
Depreciation of operating lease assets	142	142	427	409
Amortization of initial direct costs	—	—	—	1
Provision for credit losses	34	1	42	2
Impairment losses on equipment	229	—	229	—
Gain on sales or dispositions of investment in securities	—	(62)	(75)	(62)
Unrealized loss (gain) on fair value adjustment for warrants	—	—	2	(2)
Changes in operating assets and liabilities:
Accounts receivable	(9)	12	17	—
Prepaid expenses and other assets	(6)	(7)	(2)	(3)
Accounts payable, Managing Member	(6)	56	(33)	25
Accounts payable, other	(10)	(4)	28	64
Unearned operating lease income	4	8	36	37
Net cash provided by operating activities	169	371	648	1,184
Investing activities:
Purchase of securities	—	—	—	(9)
Proceeds from sales of lease assets and early termination of notes	—	59	64	170
Proceeds from sales or dispositions of investment in securities	99	98	99	98
Principal payments received on direct financing leases	—	1	1	15
Principal payments received on notes receivable	—	99	—	265
Net cash provided by investing activities	99	257	164	539
Financing activities:
Repayments under non-recourse debt	(116)	(114)	(346)	(340)
Distributions to Other Members	(374)	(673)	(1,048)	(2,019)
Distributions to Managing Member	(30)	(54)	(85)	(164)
Net cash used in financing activities	(520)	(841)	(1,479)	(2,523)
Net decrease in cash and cash equivalents	(252)	(213)	(667)	(800)
Cash and cash equivalents at beginning of period	618	1,753	1,033	2,340
Cash and cash equivalents at end of period	$366	$1,540	$366	$1,540
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2	$4	$7	$14
Cash paid during the period for taxes	$13	$—	$29	$35
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$230	$—	$230
Distributions payable to Managing Member at period-end	$—	$19	$—	$19

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

As of September 30, 2017, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. For the nine months ended September 30, 2017 and 2016, and as of September 30, 2017 and December 31, 2016, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2017 and 2016. Purchased securities totaled $246 thousand and $272 thousand at September 30, 2017 and December 31, 2016, respectively. The Company recognized gains of $0 and $62 thousand and $75 thousand and $62 thousand on sales of investment in securities during the three and nine months ended September 30, 2017 and 2016, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective nine months ended September 30, 2017 and 2016, the Company recorded an unrealized loss of $2 thousand and $2 thousand of unrealized gain on the fair value adjustment of its warrants. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Company’s portfolio of warrants amounted to $157 thousand and $159 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2017 and 2016.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses totaled $46 thousand and $4 thousand at September 30, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables.

4. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2017
Net investment in operating leases	$2,583	$(303)	$(427)	$1,853
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	300	25	—	325
Initial direct costs, net of accumulated amortization of $4 at September 30, 2017 and $4 at December 31, 2016	1	—	—	1
Total	$2,885	$(278)	$(428)	$2,179

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that a $229 thousand impairment loss on equipment was deemed necessary for the three and nine months ended September 30, 2017.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $142 thousand for both the respective three months ended September 30, 2017 and 2016 and was $427 thousand and $409 thousand for the respective nine months ended September 30, 2017 and 2016.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance September 30, 2017
Transportation	$3,963	$—	$—	$3,963
Construction	2,740	—	1	2,741
Aviation	2,167	—	—	2,167
Materials handling	254	—	(25)	229
Computer	87	—	(41)	46
Manufacturing	664	—	(664)	—
Other	1	—	(1)	—
	9,876	—	(730)	9,146
Less accumulated depreciation	(7,293)	(427)	427	(7,293)
Total	$2,583	$(427)	$(303)	$1,853

The average estimated residual value for assets on operating leases was 17% and 22% of the assets’ original cost at September 30, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status at September 30, 2017 and December 31, 2016.

Direct financing leases:

As of September 30, 2017, the Company had no investment in direct financing leases.

As of December 31, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of December 31, 2016 are as follows (in thousands):

December 31, 2016
Total minimum lease payments receivable	$1
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	1
Less unearned income	—
Net investment in direct financing leases	$1

At September 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2017	$186
Year ending December 31, 2018	313
$499

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

4. Investments in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$39	$39	$130	$123
Asset management fees to Managing Member	9	7	36	28
	$48	$46	$166	$151

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. Non-recourse debt:

At September 30, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2017, gross lease rentals totaled $227 thousand over the remaining lease terms, and the carrying value of the pledged assets is $1.1 million. The notes mature at various dates from 2017 through 2018.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2017	$117	$1	$118
Year ending December 31, 2018	103	1	104
	$220	$2	$222

7. Commitments:

At September 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both September 30, 2017 and December 31, 2016. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions	$—	$673	$818	$2,019
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$—	$0.22	$0.27	$0.67

9. Fair value measurements:

At September 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. At September 30, 2017 and December 31, 2016, the Company had $229 thousand and $0, respectively, of non-recurring adjustments to reduce the cost basis of certain assets deemed impaired.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2017 and December 31, 2016, the calculated fair value of the Fund’s warrant portfolio is $157 thousand and $159 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2017 and 2016 and classified as Level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$157	$329	$159	$327
Unrealized (loss) gain on fair valuation of warrants	—	—	(2)	2
Fair value of warrants at end of period	$157	$329	$157	$329

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

During the three and nine months ended September 30, 2017 and 2016, the Company recorded no fair value adjustments to reduce the cost basis of investment securities.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2017 and December 31, 2016:

September 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	1.00 – 6.09
			Risk-free interest rate	1.31% – 2.05%
			Annualized volatility	47.62% – 99.85%
Impaired off-lease equipment	Non-recurring	Market Approach	Third Party Agents' pricing Quotes – Per Equipment	$125,000 – $200,000
			Equipment Condition	Poor to Average

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 – $14.75
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.13 – 6.84
			Risk-free interest rate	0.48% – 2.22%
			Annualized volatility	49.69% – 103.87%

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

9. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$366	$366	$—	$—	$366
Investment in securities	246	—	—	246	246
Warrants, fair value	157	—	—	157	157
Financial liabilities:
Non-recourse debt	220	—	—	219	219

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,033	$1,033	$—	$—	$1,033
Investment in securities	272	—	—	272	272
Warrants, fair value	159	—	—	159	159
Financial liabilities:
Non-recourse debt	566	—	—	566	566

Impaired off-lease equipment (non-recurring)

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During 2017, the Company had non-recurring adjustments to reduce the cost basis of certain assets deemed impaired. The following table presents the fair value measurement of impaired off-lease equipment assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2017 (in thousands):

	September 30, 2017	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$325	$—	$—	$325

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

The three months ended September 30, 2017 versus the three months ended September 30, 2016

The Company had a net loss of $209 thousand and a $221 thousand net income for the three months ended September 30, 2017 and 2016, respectively. Results for the third quarter of 2017 reflect a decrease in total revenues and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2017 decreased by $156 thousand, or 35%, as compared to the prior year period. Such decrease was largely due to an $82 thousand, or 22%, reduction in lease revenues, mainly the result of dispositions of lease assets; an unfavorable $62 thousand decrease in gain on sales of investment in securities and a $14 thousand, or 93%, decrease in other revenue as the prior period included deferred maintenance fees previously collected on certain returned equipment.

Expenses

Total expenses for the third quarter of 2017 increased by $274 thousand, or 118%, as compared to the prior year period. Such increase in expenses was primarily due to a $229 thousand increase in impairment losses on equipment due to an impairment recognized on equipment during the current year period; a $33 thousand, increase in provision for credit losses, due to increased delinquent accounts; and a $10 thousand, or 3 times, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

The nine month ended September 30, 2017 versus the nine months ended September 30, 2016

The Company had a net loss of $8 thousand and a $631 thousand net income for the nine months ended September 30, 2017 and 2016, respectively. Results for the third quarter of 2017 reflect a decrease in total revenue and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2017 declined by $300 thousand, or 21%, as compared to the prior year period. Such decrease was largely due to a $280 thousand, or 22% reduction in operating lease revenues, mainly the result of dispositions of lease assets; a $110 thousand, or 91%, decrease in other revenue related to deferred maintenance fees previously collected on certain returned equipment in the prior period; and a $15 thousand decrease in interest on notes receivable, offset, in part, by a $97 thousand, or 118%, favorable gain on sales of lease assets and early termination of notes, and a $13 thousand, or 21%, gain on sales of investment in securities.

Expenses

Total expenses for the third quarter of 2017 increased by $339 thousand, or 44%, as compared to the prior year period. Such increase in expenses was primarily the result of $229 thousand increase in impairment losses due to an impairment recognized on equipment during the current year period; a $40 thousand increase in an adjustment for provision for credit losses, due to increased delinquent accounts; a $32 thousand, or 133% increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements; an $18 thousand, or 4%, increase in depreciation expense, mainly the result of a lease contract renewal and a reduction in residual value on certain equipment; and a $7 thousand, or 6% increase in cost reimbursements to Managing Member and/or affiliates, related to higher indirect costs allocations, a result of refinement of cost allocation methodology.

Capital Resources and Liquidity

At September 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $366 thousand and $1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$169	$371	$648	$1,184
Investing activities	99	257	164	539
Financing activities	(520)	(841)	(1,479)	(2,523)
Net decrease in cash and cash equivalents	$(252)	$(213)	$(667)	$(800)

The three months ended September 30, 2017 versus the three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, the Company's primary sources of liquidity were cash flows from its portfolio of operating lease contracts and its investment in securities. The Company also realized $99 thousand and $98 thousand of proceeds from the sales of investments in securities during the respective three months ended September 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid to Members amounted to $404 thousand and $727 thousand for the respective three months ended September 30, 2017 and 2016. Cash payments of $116 thousand and $114 thousand were made to reduce non-recourse debt during the same respective periods.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, the Company's primary sources of liquidity were cash flows from its portfolio of operating lease contracts, and its investments in notes receivable and securities. The Company also realized $64 thousand and $170 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective nine months ended September 30, 2017 and 2016. The Company also realized $99 thousand and $98 thousand of proceeds from the sales of investment in securities during the respective nine months ended September 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down debt. Total distributions paid to Members amounted to $1.1 million and $2.2 million for the respective nine months ended September 30, 2017 and 2016. Cash payments of $346 thousand and $340 thousand were made to reduce non-recourse debt during the same respective periods.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions have been consistently made through September 30, 2017.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2017, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 9, 2017

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