Form 10-K
period 2017-12-31
ATEL 12, LLC
filed 2018-03-27
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2017
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2018 was 2,992,482

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

As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,992,482 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6, Related party transactions, as set forth in Part II, Item 8, Financial Statements and Supplementary Data). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2017, the Company had purchased equipment with a total acquisition price of $28.6 million. The Company had also funded investments in notes receivable totaling $5.4 million through December 31, 2017.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2017 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	27.24%
Transportation	4,934	17.23%
Research	3,963	13.84%
Manufacturing	3,518	12.29%
Construction	2,989	10.44%
Mining	2,893	10.10%
Aviation	2,167	7.57%
Other	370	1.29%
	$28,635	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$6,569	22.94%
Gas/Coal products	4,684	16.36%
Retail	2,903	10.14%
Food products	2,877	10.05%
Rubber/Miscellaneous plastics	2,764	9.65%
Air transportation	2,167	7.57%
Lumber/Wood products	1,680	5.87%
Transportation services	1,644	5.74%
Manufacturing	895	3.13%
Chemical products	863	3.01%
Industrial machinery	783	2.73%
Other	806	2.81%
	$28,635	100.00%

From inception to December 31, 2017, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$6,977	$1,375	$7,906
Research	3,964	713	3,425
Mining	2,893	1,908	2,517
Manufacturing	1,780	1,185	1,345
Construction	833	112	979
Transportation	388	123	403
Aviation	90	8	97
Other	227	69	440
	$17,152	$5,493	$17,112

For further information regarding the Company’s equipment lease portfolio as of December 31, 2017, see Note 4, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2017 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Miscellaneous office equipment	$3,484	65.05%
Research	804	15.01%
Computers	599	11.18%
Manufacturing	400	7.47%
Other	69	1.29%
	$5,356	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Health services	$1,569	29.29%
Electronics	1,055	19.70%
Manufacturing	805	15.03%
Engineering/Management	750	14.00%
Business services	578	10.79%
Lab equipment	399	7.45%
Chemicals/Allied products	200	3.74%
	$5,356	100.00%

From inception to December 31, 2017, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Miscellaneous office equipment	$3,484	$606	$3,040
Research	804	258	716
Computers	599	—	760
Manufacturing	400	—	498
Other	69	53	28
	$5,356	$917	$5,042

As of December 31, 2017 and 2016, the Company had no notes receivable.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2017.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (4.00% of revenue)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 165.9%, based on ATEL’s historical track record as of December 31, 2017.

For Off-Lease:  A fair value of off-lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.

D.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Syndication Costs: Syndication costs for the Fund have been added to the value, estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
G.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 12, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 12, LLC at December 31, 2017 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.63. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 12, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 12, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2017.

Cash distributions were paid by the Fund to Unitholders of record as of November 30, 2017, and paid through December 31, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 12, LLC Prospectus dated September 26, 2007 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table presents summarized information regarding distributions to other members:

	2017	2016
Net (loss) income per Unit, based on weighted average Units outstanding	$(0.02)	$0.12
Return of investment	0.29	0.78
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.27	0.90
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.27	$0.90
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on September 25, 2009 with a total of 2,999,482 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $29.9 million. As of December 31, 2017, 2,992,482 Units were issued and outstanding.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2008 through 2013. The utilization percentage of existing assets under lease was 99% and 98% at December 31, 2017 and 2016, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2017 versus 2016

The Company had net loss of $192 thousand and net income of $583 thousand for the years ended December 31, 2017 and 2016, respectively. The net results for 2017 reflect a decrease in total revenue and an increase in total operating expenses when compared to the prior year.

Revenues

Total revenues for 2017 declined by $181 thousand, or 11%, as compared to the prior year period. Such decrease was largely due to a $349 thousand, or 21%, reduction in operating lease revenues, mainly the result of dispositions of lease assets; a $114 thousand, or 90%, decrease in other revenue related to deferred maintenance fees previously collected on certain returned equipment in the prior period; and a $15 thousand decrease in interest on notes receivable, offset, in part, by a $158 thousand, or 94%, favorable change on the fair value adjustment for warrants; a $128 thousand, or 121%, favorable change on the gain on sales of lease assets and early termination of notes receivable; and a $13 thousand, or 21%, increase in gain on sales of investment in securities.

Expenses

Total expenses for 2017 increased by $594 thousand, or 58%, as compared to the prior year period. Such increase in expenses was primarily the result of a $281 thousand increase in impairment losses recognized on equipment; a $219 thousand increase in impairment losses on investment in securities during the current year period; a $37 thousand, or 88%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements; a $32 thousand increase in an adjustment for provision for credit losses, due to increased delinquent accounts; a $20 thousand or 16%, increase in professional fees related to a year over year difference in timing and related billings for professional audit and tax services; an $18 thousand, or 3%, increase in depreciation expense, mainly the result of a lease contract renewal and a reduction in residual value on certain equipment; offset in part, by an $11 thousand, or 23%, decrease in asset management fees to the managing member, related to lower revenue from leases.

Capital Resources and Liquidity

At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $479 thousand and $1.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2017	2016
Net cash provided by (used in):
Operating activities	$812	$1,424
Investing activities	230	635
Financing activities	(1,596)	(3,366)
Net decrease in cash and cash equivalents	$(554)	$(1,307)

2017 versus 2016

During 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $229 thousand and $319 thousand of proceeds from sales or dispositions of investment in securities and sales of lease assets and/or the early termination of notes receivable, in 2017 and 2016 respectively. Principal payments received on notes receivable were $0 and $309 thousand for the years ended 2017 and 2016, respectively.

During the same comparative years, cash was primarily used to pay distributions and repay debt. Distributions paid to both other members and the Managing Member totaled $1.1 million and $2.9 million for 2017 and 2016, respectively; while cash used to repay non-recourse debt totaled $463 thousand and $455 thousand, respectively.

Non-Recourse Long-Term Debt

As of December 31, 2017 and 2016, the Company had non-recourse long-term debt totaling $103 thousand and $566 thousand, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2017. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2017, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 26, 2018

We have served as the Company’s auditor since 2007.

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2017 AND DECEMBER 31, 2016
(In Thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$479	$1,033
Accounts receivable, net of allowance for doubtful accounts of $37 at December 31, 2017 and $4 at December 31, 2016	42	78
Investment in securities	27	272
Warrants, fair value	149	159
Investments in equipment and leases, net of accumulated depreciation of $8,417 at December 31, 2017 and $8,230 at December 31, 2016	1,924	2,885
Due from Managing Member	10	—
Prepaid expenses and other assets	25	26
Total assets	$2,656	$4,453
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$70
Affiliates	36	—
Accrued distributions to Other Members	—	230
Other	257	266
Non-recourse debt	103	566
Unearned operating lease income	37	22
Total liabilities	433	1,154
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,223	3,299
Total Members’ capital	2,223	3,299
Total liabilities and Members’ capital	$2,656	$4,453

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$1,328	$1,677
Direct financing leases	—	2
Interest on notes receivable	—	15
Gain (loss) on sales of lease assets and early termination of notes receivable	22	(106)
Gain on sales or dispositions of investment in securities	75	62
Unrealized loss on fair value adjustment for warrants	(10)	(168)
Other	13	127
Total revenues	1,428	1,609
Expenses:
Depreciation of operating lease assets	570	552
Asset management fees to Managing Member	37	48
Cost reimbursements to Managing Member and/or affiliates	169	160
Provision for credit losses	33	1
Impairment losses on equipment	281	—
Impairment losses on investment in securities	219	—
Amortization of initial direct costs	1	1
Interest expense	7	17
Professional fees	145	125
Outside services	79	42
Taxes on income and franchise fees	38	27
Printing and photocopying	16	15
Other	25	38
Total expenses	1,620	1,026
Net (loss) income	$(192)	$583
Net income (loss):
Managing Member	$66	$218
Other Members	(258)	365
	$(192)	$583
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.09)	$0.12
Weighted average number of Units outstanding	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	2,992,482	$5,627	$—	$5,627
Distributions to Other Members ($0.90 per Unit)	—	(2,693)	—	(2,693)
Distributions to Managing Member	—	—	(218)	(218)
Net income	—	365	218	583
Balance December 31, 2016	2,992,482	3,299	—	3,299
Distributions to Other Members ($0.27 per Unit)	—	(818)	—	(818)
Distributions to Managing Member	—	—	(66)	(66)
Net (loss) income	—	(258)	66	(192)
Balance December 31, 2017	2,992,482	$2,223	$—	$2,223

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
Operating activities:
Net (loss) income	$(192)	$583
Adjustment to reconcile net (loss) income to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes receivable	(22)	106
Depreciation of operating lease assets	570	552
Amortization of initial direct costs	1	1
Provision for credit losses	33	1
Provision for losses on investment in securities	219	—
Impairment losses on equipment	281	—
Gain on sales or dispositions of investment in securities	(75)	(62)
Unrealized loss on fair value adjustment for warrants	10	168
Changes in operating assets and liabilities:
Accounts receivable	3	(38)
Prepaid expenses and other assets	1	—
Accounts payable, Managing Member	(61)	49
Accounts payable, other	(7)	82
Accrued liabilities, affiliates	36	—
Unearned operating lease income	15	(18)
Net cash provided by operating activities	812	1,424
Investing activities:
Purchase of investment in securities	—	(9)
Proceeds from sales of lease assets and early termination of notes receivable	130	220
Proceeds from sales or dispositions of investment in securities	99	99
Principal payments received on direct financing leases	1	16
Principal payments received on notes receivable	—	309
Net cash provided by investing activities	230	635
Financing activities:
Repayments under non-recourse debt	(463)	(455)
Distributions to Other Members	(1,048)	(2,693)
Distributions to Managing Member	(85)	(218)
Net cash used in financing activities	(1,596)	(3,366)
Net decrease in cash and cash equivalents	(554)	(1,307)
Cash and cash equivalents at beginning of year	1,033	2,340
Cash and cash equivalents at end of year	$479	$1,033
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$7	$17
Cash paid during the year for taxes	$29	$35
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$—	$230
Distributions payable to Managing Member at year-end	$—	$19

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

As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,992,482 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6, Related party transactions). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2017 and 2016, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets were purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than the net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. As of and for the years ended December 31, 2017 and 2016, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $27 thousand and $272 thousand of purchased securities at December 31, 2017 and 2016, respectively. Based upon the Company’s review of its portfolio, the Company recorded fair value adjustments on investment in securities totaling $219 thousand and $0 during 2017 and 2016, respectively. The Company recognized gains of $75 thousand and $62 thousand on sales of investment in securities during the years ended December 31, 2017 and 2016, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $10 thousand and $168 thousand on fair value adjustment of its warrants during 2017 and 2016, respectively. The unrealized losses recorded during 2017 reduced the estimated fair value of the Company’s portfolio of warrants to $149 thousand at December 31, 2017 from $159 thousand at December 31, 2016. The Company realized gains of $2 thousand on the net exercise of certain warrants in 2017. The Company realized no gains or losses from the net exercise of warrants during 2016.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2017 and 2016, the related provision for state income taxes was approximately $38 thousand and $27 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Financial statement basis of net assets	$2,223	$3,299
Tax basis of net assets (unaudited)	5,672	5,854
Difference (unaudited)	$(3,449)	$(2,555)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net (loss) income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net (loss) income per financial statements	$(192)	$583
Tax adjustments (unaudited):
Adjustment to depreciation expense	466	(6)
Provision for losses and doubtful accounts	33	1
Adjustments to revenues/other expenses	26	68
Adjustments to gain on sales of assets	105	297
Other	300	(3)
Income per federal tax return (unaudited)	$738	$940

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 —  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2017 and 2016, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2017	2016
Air transportation	23%	19%
Retail	22%	19%
Food products	18%	14%
Gas/Coal	17%	14%
Business services	*	10%

*	Less than 10%

During 2017 and 2016, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2017	2016
Aircraft Service International, Inc.	Aviation	25%	20%
Wal-Mart Transportation, LLC	Transportation	21%	17%
Tyson Sales & Distribution, Inc.	Transportation	15%	12%
IBM Corporation	Research	*	13%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Investments in equipment and leases, net:

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2017
Net investment in operating leases	$2,583	$(361)	$(570)	$1,652
Net investment in direct financing leases	1	—	(1)	—
Assets held for sale or lease, net	300	(28)	—	272
Initial direct costs, net of accumulated amortization of $3 at December 31, 2017 and $4 at December 31, 2016	1	—	(1)	—
Total	$2,885	$(389)	$(572)	$1,924

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases:

The Company recorded $281 thousand and $0 of fair value adjustments for impairment losses on its investments in equipment and leases during 2017 and 2016, respectively.

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than the net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that a $281 thousand impairment loss on equipment was deemed necessary for the year ended December 31, 2017. The Company recorded no fair value adjustments for impairment losses on its investments in equipment and leases during 2016.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $570 thousand and $552 thousand for the years ended December 31, 2017 and 2016, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance December 31, 2017
Transportation	$3,963	$—	$—	$3,963
Construction	2,740	—	1	2,741
Aviation	2,167	—	(90)	2,077
Materials handling	254	—	(196)	58
Computer	87	—	(41)	46
Manufacturing	664	—	(664)	—
Other	1	—	(1)	—
	9,876	—	(991)	8,885
Less accumulated depreciation	(7,293)	(570)	630	(7,233)
Total	$2,583	$(570)	$(361)	$1,652

The average estimated residual value for assets on operating leases was 19% and 22% of the assets’ original cost at December 31, 2017 and 2016, respectively. There were no operating leases in non-accrual status at both December 31, 2017 and 2016.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of December 31, 2016, investment in direct financing leases consisted of various types of materials handling equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2016 were as follows (in thousands):

2016
Total minimum lease payments receivable	$1
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	1
Less unearned income	—
Net investment in direct financing leases	$1

As of December 31, 2016, there were no investments in direct financing leases in non-accrual status.

At December 31, 2017, the aggregate amounts of future minimum operating lease payments receivable are $313 thousand, all of which are due and receivable during 2018.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2017 and 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Aviation	15 – 20
Manufacturing	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Computer	3 – 5

5. Allowance for credit losses:

The Company's allowance for credit losses totaled $37 thousand and $4 thousand at December 31, 2017 and December 31, 2016, respectively. All of such allowance were related to delinquent operating lease receivables.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$169	$160
Asset management fees to Managing Member	37	48
	$206	$208

7. Non-recourse debt:

At December 31, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2017, gross operating lease rentals totaled approximately $109 thousand over the remaining lease terms; and the carrying value of the pledged assets is $657 thousand. The notes mature at various dates in 2018.

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

The remaining future minimum payments of non-recourse debt total $104 thousand, all of which are due and payable during 2018. The payments are comprised of principal payments totaling $103 thousand and interest payments totaling $1 thousand.

8. Commitments:

At December 31, 2017, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at December 31, 2017 and 2016, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 20,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. No units were repurchased during 2017 or 2016.

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

Distributions to the Other Members for the years ended December 31, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	2017	2016
Distributions	$818	$2,693
Weighted average number of Units outstanding	2,992,482	2,992,482
Weighted average distributions per Unit	$0.27	$0.90

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

At December 31, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. During 2017 and 2016, the Company had non-recurring adjustments to reduce the cost basis of certain assets deemed impaired.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2017 and 2016, the calculated fair value of the Fund’s warrant portfolio approximated $149 thousand and $159 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2017	2016
Fair value of warrants at beginning of year	$159	$327
Unrealized loss on fair valuation of warrants	(10)	(168)
Fair value of warrants at end of year	$149	$159

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

During 2017 and 2016, the Company recorded a fair value adjustment of $219 thousand and $0 to reduce the cost basis of an impaired investment security, respectively. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired off-lease equipment (non-recurring)

During 2017, the Company deemed certain off-lease equipment (assets) to be impaired and recorded fair value adjustments of $281 thousand to reduce the cost basis of the equipment. During 2016, the Company had no fair value adjustments relative to impaired equipment.

The aforementioned adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of such impaired equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

The table below presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2017 (in thousands):

	December 31, 2017	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$273	$—	$—	$273
Impaired investment securities	$219	$—	$—	$219

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2017 and 2016:

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	0.75 – 5.84
			Risk-free interest rate	1.65% – 2.25%
			Annualized volatility	48.32% – 83.30%
Impaired off-lease equipment	Non-recurring	Market Approach	Third Party Agents’ pricing Quotes – Per Equipment	$72,525 – $200,000
			Equipment Condition	Good
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative	Not Applicable

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.01 – $14.75
			Exercise price	$0.14 – $25.76
			Time to maturity (in years)	0.13 – 6.84
			Risk-free interest rate	0.48% – 2.22%
			Annualized volatility	49.69% – 103.87%

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$479	$479	$—	$—	$479
Investment in securities	27	—	—	27	27
Warrants, fair value	149	—	—	149	149
Financial liabilities:
Non-recourse debt	103	—	—	102	102

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,033	$1,033	$—	$—	$1,033
Investment in securities	272	—	—	272	272
Warrants, fair value	159	—	—	159	159
Financial liabilities:
Non-recourse debt	566	—	—	566	566

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2017.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control over financial reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 67, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 64, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 59, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2017 and 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2017, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred audit fees with its principal auditors totaling $97 thousand and $82 thousand, respectively.

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

Date: March 26, 2018

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC, (Managing Member)	March 26, 2018
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.