Form 10-Q
period 2018-03-31
ATEL 12, LLC
filed 2018-05-15
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

(In Thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$724	$479
Accounts receivable, net	10	42
Investment in securities	58	27
Warrants, fair value	157	149
Investments in equipment and leases, net	1,722	1,924
Due from Managing Member	18	10
Prepaid expenses and other assets	24	25
Total assets	$2,713	$2,656
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Affiliates	40	36
Other	231	257
Non-recourse debt	—	103
Unearned operating lease income	58	37
Total liabilities	329	433
Commitments and contingencies
Members’ capital:
Other Members	2,384	2,223
Total Members’ capital	2,384	2,223
Total liabilities and Members’ capital	$2,713	$2,656

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$358	$356
Gain on sales of lease assets	6	7
Unrealized gain on fair value adjustment for investment in securities	31	—
Unrealized gain on fair value adjustment for warrants	8	—
Other	3	9
Total revenues	406	372
Expenses:
Depreciation of operating lease assets	115	142
Asset management fees to Managing Member	16	10
Cost reimbursements to Managing Member and/or affiliates	44	48
Reversal of provision for credit losses	(35)	—
Interest expense	—	3
Professional fees	57	53
Outside services	28	23
Taxes on income and franchise fees	9	5
Other	11	16
Total expenses	245	300
Net income	$161	$72
Net income:
Managing Member	$—	$36
Other Members	161	36
	$161	$72
Net income per Limited Liability Company Unit (Other Members)	$0.05	$0.01
Weighted average number of Units outstanding	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	2,992,482	$3,299	$—	$3,299
Distributions to Other Members ($0.27 per Unit)	—	(818)	—	(818)
Distributions to Managing Member	—	—	(66)	(66)
Net (loss) income	—	(258)	66	(192)
Balance December 31, 2017	2,992,482	2,223	—	2,223
Net income	—	161	—	161
Balance March 31, 2018 (Unaudited)	2,992,482	$2,384	$—	$2,384

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017

(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$161	$72
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(6)	(7)
Depreciation of operating lease assets	115	142
Reversal of provision for credit losses	(35)	—
Unrealized gain on fair value adjustment for investment in securities	(31)	—
Unrealized gain on fair value adjustment for warrants	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	67	56
Prepaid expenses and other assets	1	2
Accounts payable, Managing Member	(8)	13
Accounts payable, other	(26)	(1)
Accrued liabilities, affiliates	4	—
Unearned operating lease income	21	46
Net cash provided by operating activities	255	323
Investing activities:
Proceeds from sales of lease assets	93	52
Proceeds from sales or dispositions of investment in securities	—	1
Net cash provided by investing activities	93	53
Financing activities:
Repayments under non-recourse debt	(103)	(115)
Distributions to Other Members	—	(672)
Distributions to Managing Member	—	(55)
Net cash used in financing activities	(103)	(842)
Net decrease in cash and cash equivalents	245	(466)
Cash and cash equivalents at beginning of period	479	1,033
Cash and cash equivalents at end of period	$724	$567
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$3
Cash paid during the year for taxes	$9	$13

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

As of March 31, 2018, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowances for doubtful accounts.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic region in which the Company sought leasing opportunities was North America. For the three months ended March 31, 2018 and 2017, and as of March 31, 2018 and December 31, 2017, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s investment securities whether registered or not registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at fair value or at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, the Company recorded fair value adjustments on investment in securities totaling $31 thousand and $0 during the respective three months ended March 31, 2018 and 2017. Purchased securities totaled $58 thousand and $27 thousand at March 31, 2018 and December 31, 2017 respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2018 and 2017, the Company recorded unrealized gains of $8 and $0, on fair valuation of its warrants, respectively. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Company’s portfolio of warrants amounted to $157 thousand and $149 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2018 and 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016- 01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did have an impact on its financial statements and disclosures. The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company's results of operations. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 825.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2018
Net investment in operating leases	$1,652	$(15)	$(115)	$1,522
Assets held for sale or lease, net	272	(72)	—	200
Initial direct costs, net of accumulated amortization of $2 at March 31, 2018 and $3 at December 31, 2017	—	—	—	—
Total	$1,924	$(87)	$(115)	$1,722

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2018 and 2017.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $115 thousand and $142 thousand for the respective three months ended March 31, 2018 and 2017.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance March 31, 2018
Transportation	$3,963	$—	$(72)	$3,891
Construction	2,741	—	—	2,741
Aviation	2,077	—	—	2,077
Other	104	—	—	104
	8,885	—	(72)	8,813
Less accumulated depreciation	(7,233)	(115)	57	(7,291)
Total	$1,652	$(115)	$(15)	$1,522

The average estimated residual value for assets on operating leases was 17% and 19% of the assets’ original cost at March 31, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at March 31, 2018 and December 31, 2017.

At March 31, 2018, the aggregate amounts of future minimum operating lease payments receivable are $157 thousand all of which are due and receivable during 2018.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2018 and 2017 as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$44	$48
Asset management fees to Managing Member	16	10
	$60	$58

5. Non-recourse debt:

At March 31, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 1.97% to 2.39% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2018, the non-recourse debt was paid off.

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

6. Commitments:

At March 31, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both March 31, 2018 and December 31, 2017. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

7. Members’ capital: - (continued)

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions	$—	$442
Weighted average number of Units outstanding	2,992,482	2,992,482
Weighted average distributions per Unit	$—	$0.15

8. Fair value measurements:

At March 31, 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio is $157 thousand and $149 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2018 and 2017 and classified as Level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value of warrants at beginning of period	$149	$159
Unrealized gain on fair valuation of warrants	8	—
Fair value of warrants at end of period	$157	$159

Investment securities (recurring)

The Company’s investment securities registered for public sale, which are recurring, with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The fair value of investment securities that were accounted for on a recurring basis as of the three month ended March 31, 2018 and classified as Level 1 are as follows (in thousands):

Fair value of investment in securities at beginning of period	$21
Unrealized gain on fair valuation of investment in securities	31
Fair value of investment in securities at end of period	$52

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2018 and December 31, 2017:

March 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	0.5 – 5.59
			Risk-free interest rate	1.93% – 2.6%
			Annualized volatility	48.45% – 88.34%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	0.75 – 5.84
			Risk-free interest rate	1.65% – 2.25%
			Annualized volatility	48.32% – 83.3%
Impaired Off-lease
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing	$72.525 – $200,000
			Equipment Condition	Good
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative	Not Applicable

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

Investment in securities

The Company’s purchased securities registered for public sale with readily determinable fair value are carried at fair value. These investment securities are valued based on their quoted market prices.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$724	$724	$—	$—	$724
Investment in securities	52	52	—	—	52
Warrants, fair value	157	—	—	157	157

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$479	$479	$—	$—	$479
Investment in securities	27	—	—	27	27
Warrants, fair value	149	—	—	149	149
Financial liabilities:
Non-recourse debt	103	—	—	102	102

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

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company had net income of $161 thousand and $72 thousand for the three months ended March 31, 2018 and 2017, respectively. The net results for 2018 reflect an increase in both total revenues and a decrease in total operating expenses when compared to prior year period.

Revenues

Total revenues for the first quarter of 2018 increased by $34 thousand or 9%, as compared to prior year period. Such increase was largely due to a $39 thousand increase in the fair value adjustment for investment in securities and warrant holdings in the portfolio.

Expenses

Total expenses for the first quarter of 2018 decreased by $55 thousand or 18%, as compared to prior year period. The decrease in total expenses was largely a result of a $35 thousand, recovery of previously reserved customers’ outstanding account balances; and a $27 thousand, or 19%, decrease in depreciation expense, the result of portfolio run-off and sales of lease assets.

Capital Resources and Liquidity

At March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $724 thousand and $479 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$255	$323
Investing activities	93	53
Financing activities	(103)	(842)
Net decrease in cash and cash equivalents	$245	$(466)

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the three months ended March 31, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. The Company also realized $93 thousand and $52 thousand of proceeds from the sales of lease assets during the respective three months ended March 31, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, and to pay down non-recourse debt. Total distributions paid to Members amounted to $727 thousand for the three months ended March 31, 2017, while cash payments of $103 thousand and $115 thousand were made to reduce non-recourse debt during the same respective three months ended March 31, 2018 and 2017.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions had been consistently made through July 31, 2017.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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