Form 10-Q
period 2018-06-30
ATEL 12, LLC
filed 2018-08-10
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

The number of Limited Liability Company Units outstanding as of July 31, 2018 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

(In Thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$891	$479
Accounts receivable, net	3	42
Investment in securities	47	27
Warrants, fair value	156	149
Investments in equipment and leases, net	1,672	1,924
Due from Managing Member	21	10
Prepaid expenses and other assets	30	25
Total assets	$2,820	$2,656
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Affiliates	$13	$36
Other	202	257
Non-recourse debt	—	103
Unearned operating lease income	30	37
Total liabilities	245	433
Commitments and contingencies
Members’ capital:
Other Members	2,575	2,223
Total Members’ capital	2,575	2,223
Total liabilities and Members’ capital	$2,820	$2,656

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$304	$352	$662	$708
Gain on sales of lease assets	—	8	6	15
Gain on sales or dispositions of investment in securities	11	75	11	75
Unrealized (loss) gain on fair value adjustment for investment in securities	(10)	—	20	—
Unrealized (loss) gain on fair value adjustment for warrants	(1)	(2)	7	(2)
Other	22	1	26	10
Total revenues	326	434	732	806
Expenses:
Depreciation of operating lease assets	50	143	165	285
Asset management fees to Managing Member	14	17	29	27
Cost reimbursements to Managing Member and/or affiliates	41	43	85	91
(Reversal of) provision for credit losses	(2)	8	(37)	8
Interest expense	—	2	—	5
Professional fees	20	46	77	99
Outside services	12	20	39	43
Taxes on income and franchise fees	(5)	14	4	19
Other	5	12	18	28
Total expenses	135	305	380	605
Net income	$191	$129	$352	$201
Net income:
Managing Member	$—	$30	$—	$66
Other Members	191	99	352	135
	$191	$129	$352	$201
Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.03	$0.12	$0.05
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	2,992,482	$3,299	$—	$3,299
Distributions to Other Members ($0.27 per Unit)	—	(818)	—	(818)
Distributions to Managing Member	—	—	(66)	(66)
Net (loss) income	—	(258)	66	(192)
Balance December 31, 2017	2,992,482	2,223	—	2,223
Net income	—	352	—	352
Balance June 30, 2018 (Unaudited)	2,992,482	$2,575	$—	$2,575

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017

(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating activities:
Net income	$191	$129	$352	$201
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	—	(8)	(6)	(15)
Depreciation of operating lease assets	50	143	165	285
(Reversal of) provision for credit losses	(2)	8	(37)	8
Gain on sales or dispositions of investment in securities	(11)	(75)	(11)	(75)
Unrealized loss (gain) on fair value adjustment for investment in securities	10	—	(20)	—
Unrealized loss (gain) on fair value adjustment for warrants	1	2	(7)	2
Changes in operating assets and liabilities:
Accounts receivable	7	(30)	76	26
Prepaid expenses and other assets	(6)	2	(5)	4
Accounts payable, Managing Member	10	(40)	2	(27)
Accounts payable, other	(28)	37	(57)	38
Accrued liabilities, affiliates	(27)	—	(23)	—
Unearned operating lease income	(28)	(14)	(7)	32
Net cash provided by operating activities	167	154	422	479
Investing activities:
Proceeds from sales of lease assets	—	12	93	64
Principal payments received on direct financing leases	—	—	—	1
Net cash provided by investing activities	—	12	93	65
Financing activities:
Repayments under non-recourse debt	—	(115)	(103)	(230)
Distributions to Other Members	—	—	—	(674)
Distributions to Managing Member	—	—	—	(55)
Net cash used in financing activities	—	(115)	(103)	(959)
Net increase (decrease) in cash and cash equivalents	167	51	412	(415)
Cash and cash equivalents at beginning of period	724	567	479	1,033
Cash and cash equivalents at end of period	$891	$618	$891	$618
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$2	$—	$5
Cash paid during the year for taxes	$18	$3	$19	$16
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$374	$—	$374
Distributions payable to Managing Member at period-end	$—	$30	$—	$30

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

As of June 30, 2018, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. For the six months ended June 30, 2018 and 2017, and as of June 30, 2018 and December 31, 2017, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Purchased securities

The Company’s investment securities registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, the Company recorded unrealized losses on fair value adjustments on investment in securities totaling $10 thousand and $20 thousand of unrealized gains on fair value adjustments during the respective three and six months ended June 30, 2018. Purchased securities totaled $47 thousand and $27 thousand at June 30, 2018 and December 31, 2017 respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended June 30, 2018 and 2017, the Company recorded $1 thousand and $2 thousand of unrealized losses on fair value adjustments for warrants. During the respective six months ended June 30, 2018 and 2017, the Company recorded $7 thousand of unrealized gains and $2 thousand of unrealized losses on fair value adjustments for warrants. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Company’s portfolio of warrants amounted to $156 thousand and $149 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2018 and 2017. The Company realized gains of $2 thousand on the net exercise of certain warrants during the year ended December 31, 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables, and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. As part of the adoption of the standard, the Company has selected and is in the process of implementing new lease accounting software. The Company is in the process of identifying and designing appropriate changes to its business processes, systems and controls to support the new standard. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement.

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 606.

3. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2018
Net investment in operating leases	$1,652	$(15)	$(165)	$1,472
Assets held for sale or lease, net	272	(72)	—	200
Initial direct costs, net of accumulated amortization of $0 at June 30, 2018 and $3 at December 31, 2017	—	—	—	—
Total	$1,924	$(87)	$(165)	$1,672

Impairment of investments in lease assets:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net: - (continued)

normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2018 and 2017.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $50 thousand and $143 thousand for the respective three months ended June 30, 2018 and 2017, and $165 thousand and $285 thousand for the respective six months ended June 30, 2018 and 2017.

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance June 30, 2018
Transportation	$3,963	$—	$(72)	$3,891
Construction	2,741	—	—	2,741
Aviation	2,077	—	—	2,077
Other	104	—	—	104
	8,885	—	(72)	8,813
Less accumulated depreciation	(7,233)	(165)	57	(7,341)
Total	$1,652	$(165)	$(15)	$1,472

The average estimated residual value for assets on operating leases was 16% and 19% of the assets’ original cost at June 30, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at June 30, 2018 and December 31, 2017.

At June 30, 2018, the aggregate amounts of future minimum operating lease payments receivable are $90 thousand all of which are due and receivable during 2018.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$41	$43	$85	$91
Asset management fees to Managing Member	14	17	29	27
	$55	$60	$114	$118

5. Non-recourse debt:

At June 30, 2018, non-recourse debt consisted of notes payable to financial institutions. The notes were due in monthly installments. Interest on the notes was at fixed rates ranging from 1.97% to 2.39% per annum. The notes were secured by assignments of lease payments and pledges of assets. At June 30, 2018, the non-recourse debt was paid off.

The non-recourse debt did not contain any material financial covenants. The debt was secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders had recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation was payable solely out of the respective specific security and the Company did not guarantee (nor was the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company did not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company was directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. Non-recourse debt: - (continued)

customary in the equipment finance industry, and were viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there were no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company had determined that there were no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

6. Commitments:

At June 30, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both June 30, 2018 and December 31, 2017. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions	$—	$374	$—	$818
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$—	$0.12	$—	$0.27

8. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio is $156 thousand and $149 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2018 and 2017 and classified as Level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$157	$159	$149	$159
Unrealized (loss) gain on fair valuation of warrants	(1)	(2)	7	(2)
Fair value of warrants at end of period	$156	$157	$156	$157

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and six month ended June 30, 2018 and classified as Level 1 are as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fair value of investment in securities at beginning of period	$51	$21
Unrealized (loss) gain on fair valuation of investment in securities	(10)	20
Fair value of investment in securities at end of period	$41	$41

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2018 and December 31, 2017:

June 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.020 – $14.750
			Exercise price	$0.360 – $25.760
			Time to maturity (in years)	0.25 – 5.34
			Risk-free interest rate	1.93% – 2.74%
			Annualized volatility	48.97% – 84.91%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	0.75 – 5.84
			Risk-free interest rate	1.65% – 2.25%
			Annualized volatility	48.32% – 83.3%
Impaired off-lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing	$72,525 – $200,000
			Equipment Condition	Good

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$891	$891	$—	$—	$891
Investment in securities	41	41	—	—	41
Warrants, fair value	156	—	—	156	156

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$479	$479	$—	$—	$479
Warrants, fair value	149	—	—	149	149
Financial liabilities:
Non-recourse debt	103	—	—	102	102

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

Results of Operations

The three months ended June 30, 2018 versus the three months ended June 30, 2017

The Company had net income of $191 thousand and $129 thousand for the three months ended June 30, 2018 and 2017, respectively. Results for the second quarter of 2018 reflect decreases both in total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2018 decreased by $108 thousand, or 25%, as compared to the prior year period. Such decrease was largely due to a $64 thousand, or 85%, decrease in gain on sales or dispositions of investment in securities; and a $48 thousand, or 14%, reduction in lease revenues, mainly the result of portfolio runoff and dispositions of lease assets.

Expenses

Total expenses for the second quarter of 2018 decreased by $170 thousand, or 56%, as compared to the prior year period. The decrease in total expenses was primarily the result of a $93 thousand, or 65%, decrease in depreciation of operating lease assets, a result of portfolio runoff and disposition of lease assets; a $26 thousand, or 57%, decrease in professional fees, due to the year over year difference in timing and related billings for professional audit and tax services; a $19 thousand or 136%, decrease in taxes on income and franchise fees, attributed to an adjustment in estimated liability for prior year tax payments; and a $10 thousand, or 125%, decrease in provision for credit losses, a result of customers’ payments on their accounts.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

The Company had net income of $352 thousand and $201 thousand for the six months ended June 30, 2018 and 2017, respectively. Results for the first half of 2018 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2018 declined by $74 thousand, or 9%, as compared to the prior year period. Such decrease was largely due to a $64 thousand, or 85%, decrease in gain on sales or disposition of investment securities; and a $46 thousand, or 6%, reduction in lease revenues, mainly the result of portfolio runoff and dispositions of lease assets; offset, in part, by a $20 thousand, favorable unrealized gain on fair value adjustment for investment in securities.

Expenses

Total expenses for the first half of 2018 decreased by $225 thousand, or 37%, as compared to the prior year period. The decrease was primarily the result of a $120 thousand, or 42%, decrease in depreciation expense, a result of portfolio runoff and disposition of lease assets; a $45 thousand, or 6 times, decrease in the provision for credit losses, a result of customers’ payments on previously reserved accounts; a $22 thousand, or 22% decrease in professional fees related to year over year differences in timing and related billings for professional audit and tax services; and a $15 thousand, or 79%, decrease in taxes on income and franchise fees, attributed to an adjustment in estimated liability for prior year tax payments.

Capital Resources and Liquidity

At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $891 thousand and $479 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$167	$154	$422	$479
Investing activities	—	12	93	65
Financing activities	—	(115)	(103)	(959)
Net increase (decrease) in cash and cash equivalents	$167	$51	$412	$(415)

The three months ended June 30, 2018 versus the three months ended June 30, 2017

During the three months ended June 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. The Company also realized an additional $12 thousand of proceeds from the sales of lease assets during the three months ended June 30, 2017.

Cash was used to pay down non-recourse debt totaling $0 and $115 thousand during the respective three months ended June 30, 2018 and 2017.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

During the six months ended June 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. The Company also realized $93 thousand and $64 thousand of proceeds from the sales of lease assets during the respective six months ended June 30, 2018 and 2017.

Cash was used to pay distributions to the Other Members and Managing Member, totaling $729 thousand for the six months ended June 30, 2017. Cash was also used to pay down non-recourse debt totaling $103 thousand and $230 thousand during the respective six months ended June 30, 2018 and 2017.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions had been consistently made through July 31, 2017.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 9, 2018

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