Form 10-Q
period 2018-09-30
ATEL 12, LLC
filed 2018-11-08
CIK 1394922

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In Thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,139	$479
Accounts receivable, net	4	42
Due from Managing Member	33	10
Due from affiliates	4	—
Investment in securities	39	27
Warrants, fair value	159	149
Investments in equipment and leases, net	1,640	1,924
Prepaid expenses and other assets	31	25
Total assets	$3,049	$2,656
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$13	$—
Affiliates	5	36
Other	195	257
Non-recourse debt	—	103
Unearned operating lease income	53	37
Total liabilities	266	433
Commitments and contingencies
Members’ capital:
Other Members	2,783	2,223
Total Members’ capital	2,783	2,223
Total liabilities and Members’ capital	$3,049	$2,656

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017

(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$328	$297	$990	$1,005
Gain on sales of lease assets	—	—	6	15
Gain on sales or dispositions of investment in securities	—	—	11	75
Unrealized (loss) gain on fair value adjustment for investment in securities	(8)	—	12	—
Unrealized gain (loss) on fair value adjustment for warrants	3	—	10	(2)
Other	1	1	27	11
Total revenues	324	298	1,056	1,104
Expenses:
Depreciation of operating lease assets	32	142	197	427
Asset management fees to Managing Member	13	9	42	36
Cost reimbursements to Managing Member and/or affiliates	14	39	99	130
Provision for (reversal of) credit losses	—	34	(37)	42
Impairment losses on equipment	—	229	—	229
Interest expense	—	2	—	7
Professional fees	14	18	91	117
Outside services	20	13	59	56
Taxes on income and franchise fees	8	13	12	32
Insurance	3	—	7	—
Other	12	8	26	36
Total expenses	116	507	496	1,112
Net income (loss)	$208	$(209)	$560	$(8)
Net income (loss):
Managing Member	$—	$—	$—	$66
Other Members	208	(209)	560	(74)
	$208	$(209)	$560	$(8)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.07	$(0.07)	$0.19	$(0.02)
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	2,992,482	$3,299	$—	$3,299
Distributions to Other Members ($0.27 per Unit)	—	(818)	—	(818)
Distributions to Managing Member	—	—	(66)	(66)
Net (loss) income	—	(258)	66	(192)
Balance December 31, 2017	2,992,482	2,223	—	2,223
Net income	—	560	—	560
Balance September 30, 2018 (Unaudited)	2,992,482	$2,783	$—	$2,783

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017

(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net income (loss)	$208	$(209)	$560	$(8)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	—	—	(6)	(15)
Depreciation of operating lease assets	32	142	197	427
Provision for (reversal of) credit losses	—	34	(37)	42
Impairment losses on equipment	—	229	—	229
Gain on sales or dispositions of investment in securities	—	—	(11)	(75)
Unrealized loss (gain) on fair value adjustment for investment in securities	8	—	(12)	—
Unrealized (gain) loss on fair value adjustment for warrants	(3)	—	(10)	2
Changes in operating assets and liabilities:
Accounts receivable	(1)	(9)	75	17
Due from Managing Member and affiliates	(27)	—	(27)	—
Prepaid expenses and other assets	(1)	(6)	(6)	(2)
Accounts payable, Managing Member and affiliates	3	(6)	(18)	(33)
Accounts payable, other	(5)	(10)	(62)	28
Unearned operating lease income	23	4	16	36
Net cash provided by operating activities	237	169	659	648
Investing activities:
Proceeds from sales of lease assets	—	—	93	64
Proceeds from sales or dispositions of investment in securities	11	99	11	99
Principal payments recorded on direct financing leases	—	—	—	1
Net cash provided by investing activities	11	99	104	164
Financing activities:
Repayments under non-recourse debt	—	(116)	(103)	(346)
Distributions to Other Members	—	(374)	—	(1,048)
Distributions to Managing Member	—	(30)	—	(85)
Net cash used in financing activities	—	(520)	(103)	(1,479)
Net increase (decrease) in cash and cash equivalents	248	(252)	660	(667)
Cash and cash equivalents at beginning of period	891	618	479	1,033
Cash and cash equivalents at end of period	$1,139	$366	$1,139	$366
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$2	$—	$7
Cash paid during the period for taxes	$—	$13	$19	$29

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

As of September 30, 2018, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. For the three and nine months ended September 30, 2018 and 2017, and as of September 30, 2018 and December 31, 2017, 100% of the Company’s operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease payments outstanding less than 90 days. Based upon management’s judgment, such leases may be placed in non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s investment securities registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, the Company recorded unrealized losses on fair value adjustments on investment

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

in securities totaling $8 thousand and $12 thousand of unrealized gains on fair value adjustments during the respective three and nine months ended September 30, 2018. Purchased securities totaled $39 thousand and $27 thousand at September 30, 2018 and December 31, 2017 respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended September 30, 2018 and 2017, the Company recorded $3 thousand and $0 of unrealized gains on fair value adjustments for warrants. During the respective nine months ended September 30, 2018 and 2017, the Company recorded $10 thousand of unrealized gains and $2 thousand of unrealized losses on fair value adjustments for warrants. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s portfolio of warrants amounted to $159 thousand and $149 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2018 and 2017.

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

Recent accounting pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing,

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. The Company expects to utilize the package of practical expedients as provided in the standard.

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

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from leases and loans, which comprise the majority of the Company’s revenues.

3. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2018
Net investment in operating leases	$1,652	$(15)	$(197)	$1,440
Assets held for sale or lease, net	272	(72)	—	200
Initial direct costs, net of accumulated amortization of $0 at September 30, 2018 and $3 at December 31, 2017	—	—	—	—
Total	$1,924	$(87)	$(197)	$1,640

Impairment of investments in lease assets:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying

ATEL 12, LLC

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

3. Investments in equipment and leases, net: - (continued)

value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that an impairment existed and the Company recorded $229 thousand of impairment expense during the respective three and nine months ended September 30, 2017.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $32 thousand and $142 thousand for the respective three months ended September 30, 2018 and 2017, and $197 thousand and $427 thousand for the respective nine months ended September 30, 2018 and 2017.

All of the Company’s leased property was acquired in the years 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance September 30, 2018
Transportation	$3,963	$—	$(72)	$3,891
Construction	2,741	—	—	2,741
Aviation	2,077	—	—	2,077
Other	104	—	—	104
	8,885	—	(72)	8,813
Less accumulated depreciation	(7,233)	(197)	57	(7,373)
Total	$1,652	$(197)	$(15)	$1,440

The average estimated residual value for assets on operating leases was 16% and 19% of the assets’ original cost at September 30, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status at September 30, 2018 and December 31, 2017.

At September 30, 2018, the aggregate amount of future minimum operating lease payments receivable is $45 thousand all of which is due and receivable during 2018.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2018 and 2017 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$14	$39	$99	$130
Asset management fees to Managing Member	13	9	42	36
	$27	$48	$141	$166

5. Non-recourse debt:

At September 30, 2018, the non-recourse debt was paid off. At December 31, 2017, non-recourse debt consisted of notes payable to financial institutions. The notes were due in monthly installments. Interest on the notes was at fixed rates ranging from 1.97% to 2.39% per annum. The notes were secured by assignments of lease payments and pledges of assets.

6. Commitments:

At September 30, 2018, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

7. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both September 30, 2018 and December 31, 2017. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions	$—	$—	$—	$818
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$—	$—	$—	$0.27

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

At September 30, 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2018 and December 31, 2017, the calculated fair value of the Fund’s warrant portfolio is $159 thousand and $149 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2018 and 2017 and classified as Level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$156	$157	$149	$159
Unrealized gain (loss) on fair valuation of warrants	3	—	10	(2)
Fair value of warrants at end of period	$159	$157	$159	$157

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine month ended September 30, 2018 and classified as Level 1 are as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Fair value of investment in securities at beginning of period	$41	$21
Unrealized (loss) gain on fair valuation of investment in securities	(8)	12
Fair value of investment in securities at end of period	$33	$33

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2018 and December 31, 2017:

September 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $32.07
			Exercise price	$0.36 – $38.64
			Time to maturity (in years)	0 – 5.09
			Risk-free interest rate	2.12% – 2.94%
			Annualized volatility	47.73% – 80.08%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	0.75 – 5.84
			Risk-free interest rate	1.65% – 2.25%
			Annualized volatility	48.32% – 83.3%
Impaired off-lease equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing	$72,525 – $200,000
			Equipment Condition	Good

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic 825 of the FASB Accounting Standards Codification at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,139	$1,139	$—	$—	$1,139
Investment in securities	33	33	—	—	33
Warrants, fair value	159	—	—	159	159

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$479	$479	$—	$—	$479
Warrants, fair value	149	—	—	149	149
Financial liabilities:
Non-recourse debt	103	—	—	102	102

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

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had net income of $208 thousand and net loss of $209 thousand for the three months ended September 30, 2018 and 2017, respectively. Results for the third quarter of 2018 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2018 increased by $26 thousand, or 9%, as compared to the prior year period. Such increase was largely due to a $31 thousand, or 10%, increase in lease revenues, mainly the result of lease portfolio runoff and dispositions of lease assets; and a $3 thousand increase in unrealized gain on fair value adjustment for investment in warrants; offset, in part, by an $8 thousand decrease due to unrealized loss on fair value adjustment for investment in securities.

Expenses

Total expenses for the third quarter of 2018 decreased by $391 thousand, or 77%, as compared to the prior year period. The decrease in total expenses was primarily the result of a $229 thousand, or 100%, decrease due to impairment losses on equipment that were recorded during the prior year period; a $110 thousand, or 77%, decrease in depreciation of operating lease assets, a result of lease portfolio runoff and disposition of lease assets; a $34 thousand, or 100%, decrease in provision for credit losses, a result of customers’ payments on their account balances; and a $25 thousand, or 64%, decrease due in cost reimbursements to Managing Member and affiliates, a result of a net cost allocation adjustment.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net income of $560 thousand and net loss of $8 thousand for the nine months ended September 30, 2018 and 2017, respectively. Results for the nine months ended September 30, 2018 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 declined by $48 thousand, or 4%, as compared to the prior year period. Such decrease was largely due to a $64 thousand, or 85% decrease in gain on sales or disposition of investment securities and a $15 thousand, or 1% reduction in lease revenues, mainly the result of lease portfolio runoff and dispositions of lease assets; offset, in part, by a $24 thousand, favorable change in unrealized gain on fair value adjustment for investments in securities and warrants.

Expenses

Total expenses for the nine months ended September 30, 2018 decreased by $616 thousand, or 55%, as compared to the prior year period. The decrease was primarily the result of a $230 thousand, or 54%, decrease in depreciation expense, a result of lease portfolio runoff and disposition of lease assets; a $229 thousand, or 100%, decrease due to impairment losses on equipment that were recorded during the prior year period; a $79 thousand, or 188%, favorable change in the provision for credit losses, a result of timely collections on customer accounts; a $26 thousand, or 22%, decrease in professional fees related to year over year differences in timing and related billings for professional audit and tax services; and a $20 thousand, or 63%, decrease in taxes on income and franchise fees, attributed to an adjustment in estimated liability for prior year tax payments.

Capital Resources and Liquidity

At September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $1.1 million and $479 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$237	$169	$659	$648
Investing activities	11	99	104	164
Financing activities	—	(520)	(103)	(1,479)
Net increase (decrease) in cash and cash equivalents	$248	$(252)	$660	$(667)

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. The Company realized $11 thousand and $99 thousand of proceeds from the sales or dispositions of investment in securities during the respective three months ended September 30, 2018 and 2017.

Cash was used to pay distribution to the Other Members and Managing Member, totaling $0 and $404 thousand for the respective three months ended September 30, 2018 and 2017.

Cash was used to pay down non-recourse debt totaling $0 and $116 thousand during the respective three months ended September 30, 2018 and 2017.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. The Company also realized $93 thousand and $64 thousand of proceeds from the sales of lease assets during the respective nine months ended September 30, 2018 and 2017.

Cash was used to pay distribution to the Other Members and Managing Member, totaling $0 and $1.1 million for the nine months ended September 30, 2018.

Cash was also used to pay down non-recourse debt totaling $103 thousand and $346 thousand during the respective nine months ended September 30, 2018 and 2017.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Distributions

Beginning with the month of February 2008, the Company commenced periodic distributions, based on cash flows from operations. Such distributions had been consistently made through July 31, 2017.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, the Company had no commitments to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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