Form 10-K
period 2018-12-31
ATEL 12, LLC
filed 2019-03-18
CIK 1394922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 2,992,482

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,992,482 Units were issued and outstanding.

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

The Company purchased equipment under pre-existing leases or for which a lease was entered into concurrently at the time of the purchase. Through December 31, 2018, the Company had purchased equipment with a total acquisition price of $28.6 million. The Company had also funded investments in notes receivable totaling $5.4 million through December 31, 2018.

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

Equipment Leasing Activities

The Company had acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, had been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2018 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$7,801	27.24%
Transportation	4,934	17.23%
Research	3,963	13.84%
Manufacturing	3,518	12.29%
Construction	2,989	10.44%
Mining	2,893	10.10%
Aviation	2,167	7.57%
Other	370	1.29%
	$28,635	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Business services	$6,569	22.94%
Gas/Coal products	4,684	16.36%
Retail	2,903	10.14%
Food products	2,877	10.05%
Rubber/Miscellaneous plastics	2,764	9.65%
Air transportation	2,167	7.57%
Lumber/Wood products	1,680	5.87%
Transportation services	1,644	5.74%
Manufacturing	895	3.13%
Chemical products	863	3.01%
Industrial machinery	783	2.73%
Other	806	2.81%
	$28,635	100.00%

From inception to December 31, 2018, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$6,977	$1,375	$7,906
Research	3,964	713	3,425
Mining	2,893	1,908	2,517
Manufacturing	2,443	1,258	1,956
Construction	2,375	325	2,947
Transportation	509	166	529
Aviation	90	8	97
Other	227	69	440
	$19,478	$5,822	$19,817

For further information regarding the Company’s equipment lease portfolio as of December 31, 2018, see Note 4, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets had been financed (dollars in thousands):

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

From inception to December 31, 2018, assets financed by the Company that were associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Miscellaneous office equipment	$3,484	$606	$3,040
Research	804	258	716
Computers	599	—	760
Manufacturing	400	—	498
Other	69	53	28
	$5,356	$917	$5,042

As of December 31, 2018 and 2017, the Company had no notes receivable.

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

Holders

As of December 31, 2018, a total of 912 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2018.

For Off-Lease:  A fair value of off-lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
D.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
E.	Syndication Costs: Syndication costs for the Fund have been added to the value, estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 12, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 12, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.36. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 12, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 12, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of February 2008. Additional distributions have been consistently made through July 31, 2017. There was no distribution in 2018.

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

The following table presents summarized information regarding distributions to other members:

2017
Net income (loss) per Unit, based on weighted average Units outstanding	$(0.09)
Return of investment	0.29
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.20
Actual distributions paid per Unit	$0.20
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 20,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of January 24, 2008, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the second quarter of 2008. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on July 15, 2008, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on September 25, 2009 with a total of 2,999,482 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $29.9 million. As of December 31, 2018, 2,992,482 Units were issued and outstanding.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2008 through 2013. The utilization percentage of existing assets under lease was both 99% at December 31, 2018 and 2017.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2018 versus 2017

The Company had net income of $889 thousand and net loss of $192 thousand for the years ended December 31, 2018 and 2017, respectively. Results for 2018 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for 2018 increased by $57 thousand, or 4%, as compared to the prior year period. Such increase was largely due to a $153 thousand, or 7 times, increase in gain on sales of lease assets, mainly the result of the change in the volume and mix of assets sold; offset, in part, by a $64 thousand, or 85%, decrease due to gain on sales or dispositions of investment in securities; a $65 thousand, or 5% decrease, in operating lease revenue, the result of portfolio runoff and disposition of lease assets.

Expenses

Total expenses for 2018 decreased by $1 million, or 63%, as compared to the prior year period. The decrease in total expenses was primarily the result of a $341 thousand, or 60%, decrease in depreciation of operating lease assets, a result of lease portfolio runoff and disposition of lease assets; a $281 thousand, or 100%, decrease related to certain impairment losses on equipment only recognized in and attributable to the prior year period; a $219 thousand, or 100%, decrease in impairment losses on investment in securities that were also recorded during the prior year period; a $70 thousand, or two times, decrease in provision for credit losses, a result of customers’ payments on their account balances; a $47 thousand, or 28%, decrease in cost reimbursements to Managing Member and affiliates, a result of a net cost allocation adjustment; and a $44 thousand, or 30%, decrease in professional fees related to a year over year difference in timing and related billings for professional audit and tax services.

Capital Resources and Liquidity

At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $1.5 million and $479 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2018	2017
Net cash provided by (used in):
Operating activities	$810	$812
Investing activities	338	230
Financing activities	(103)	(1,596)
Net increase (decrease) in cash and cash equivalents	$1,045	$(554)

2018 versus 2017

During 2018 and 2017, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. The Company received $10 thousand and $99 thousand of proceeds from the sales or dispositions of investment in securities during 2018 and 2017, respectively. Proceeds from sales of lease assets were $328 thousand and $130 thousand for the years ended 2018 and 2017, respectively.

Cash was used to pay distributions to the Other Members and Managing Member, totaling $1.1 million in 2017. There was no distribution paid in 2018.

Cash was used to pay down non-recourse debt totaling $103 thousand and $463 thousand during 2018 and 2017, respectively.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of December 31, 2018 and 2017, the Company had non-recourse long-term debt totaling $0 thousand and $103 thousand, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes were secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders had recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of February 2008. Additional distributions have been consistently made through December 31, 2018. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2018, there were no commitments to purchase lease assets and fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 12, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 12, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 15, 2019

We have served as the Company’s auditor since 2007.

ATEL 12, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND DECEMBER 31, 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$1,524	$479
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2018, and $37 at December 31, 2017	10	42
Due from Managing Member	46	10
Investment in securities	33	27
Warrants, fair value	153	149
Investments in equipment and leases, net of accumulated depreciation of $6,692 at December 31, 2018 and $8,417 at December 31, 2017	1,542	1,924
Prepaid expenses and other assets	27	25
Total assets	$3,335	$2,656
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Affiliates	$—	$36
Other	206	257
Non-recourse debt	—	103
Unearned operating lease income	17	37
Total liabilities	223	433
Commitments and contingencies
Members’ capital:
Other Members	3,112	2,223
Total Members’ capital	3,112	2,223
Total liabilities and Members’ capital	$3,335	$2,656

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Leasing activities:
Operating leases	$1,263	$1,328
Gain on sales of lease assets	175	22
Gain on sales or dispositions of investment in securities	11	75
Unrealized gain on fair value adjustment for investment in securities	5	—
Unrealized gain (loss) on fair value adjustment for warrants	4	(10)
Other	27	13
Total revenues	1,485	1,428
Expenses:
Depreciation of operating lease assets	229	570
Asset management fees to Managing Member	50	37
Cost reimbursements to Managing Member and/or affiliates	122	169
(Reversal of) provision for credit losses	(37)	33
Impairment losses on equipment	—	281
Impairment losses on investment in securities	—	219
Amortization of initial direct costs	—	1
Interest expense	—	7
Professional fees	101	145
Outside services	88	79
Taxes on income and franchise fees	18	38
Printing and photocopying	11	16
Other	14	25
Total expenses	596	1,620
Net income (loss)	$889	$(192)
Net income (loss):
Managing Member	$—	$66
Other Members	889	(258)
	889	(192)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.30	$(0.09)
Weighted average number of Units outstanding	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	2,992,482	$3,299	$—	$3,299
Distributions to Other Members ($0.27 per Unit)	—	(818)	—	(818)
Distributions to Managing Member	—	—	(66)	(66)
Net ( loss ) income	—	(258)	66	(192)
Balance December 31, 2017	2,992,482	2,223	—	2,223
Net income	—	889	—	889
Balance December 31, 2018	2,992,482	$3,112	$—	$3,112

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net income ( loss )	$889	$(192)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets	(175)	(22)
Depreciation of operating lease assets	229	570
Amortization of initial direct costs	—	1
(Reversal of) provision for credit losses	(37)	33
Provision for losses on investment in securities	—	219
Impairment losses on equipment	—	281
Gain on sales or dispositions of investment in securities	(11)	(75)
Unrealized gain on fair value adjustment for investment in securities	(5)	—
Unrealized (gain) loss on fair value adjustment for warrants	(4)	10
Changes in operating assets and liabilities:
Accounts receivable	69	3
Due from Managing Member and affiliates	(36)	—
Prepaid expenses and other assets	(2)	1
Accounts payable, Managing Member and affiliates	(36)	(25)
Accounts payable, other	(51)	(7)
Unearned operating lease income	(20)	15
Net cash provided by operating activities	810	812
Investing activities:
Proceeds from sales of lease assets	328	130
Proceeds from sales or dispositions of investment in securities	10	99
Principal payments received on direct financing leases	—	1
Net cash provided by investing activities	338	230
Financing activities:
Repayments under non-recourse debt	(103)	(463)
Distributions to Other Members	—	(1,048)
Distributions to Managing Member	—	(85)
Net cash used in financing activities	(103)	(1,596)
Net increase ( decrease ) in cash and cash equivalents	1,045	(554)
Cash and cash equivalents at beginning of year	479	1,033
Cash and cash equivalents at end of year	$1,524	$479
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$7
Cash paid during the year for taxes	$19	$29

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 2,992,482 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets were purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. As of and for the years ended December 31, 2018 and 2017, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

The Company’s investment securities registered for public sale are carried at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $33 thousand and $27 thousand of purchased securities at December 31, 2018 and 2017, respectively. Based upon the Company’s review of its portfolio, the Company recorded fair value adjustments on investment in securities totaling $5 thousand and $0 during 2018 and 2017, respectively. The Company recorded an impairment loss on investment in securities of $0 and $219 thousand during 2018 and 2017, respectively. The Company recognized gains of $11 thousand and $75 thousand on sales of investment in securities during the years ended December 31, 2018 and 2017, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gain of $4 thousand and unrealized loss of $10 thousand on fair value adjustment of its warrants during 2018 and 2017, respectively. The unrealized gain recorded during 2018 increased the estimated fair value of the Company’s portfolio of warrants to $153 thousand at December 31, 2018 from $149 thousand at December 31, 2017. There were no exercise of warrants, net or otherwise, in 2018.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2018 and 2017, the related provision for state income taxes was approximately $18 thousand and $38 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$3,112	$2,223
Tax basis of net assets (unaudited)	6,760	5,672
Difference (unaudited)	$(3,648)	$(3,449)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income (loss) per financial statements	$889	$(192)
Tax adjustments (unaudited):
Adjustment to depreciation expense	221	466
Provision for losses and doubtful accounts	(37)	33
Adjustments to revenues/other expenses	(23)	26
Adjustments to gain on sales of assets	38	105
Other	—	300
Income per federal tax return (unaudited)	$1,088	$738

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Under Topic 842, initial direct costs include only those incremental costs of a lease that would not have been incurred if the lease had not been executed. Therefore, only certain costs that the Company capitalized as initial direct costs under ASC Topic 840: Leases may be expensed as incurred under Topic 842. The Company expects an immaterial cumulative effect adjustment upon adoption. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

In December 2018, the FASB issued Accounting Standards Update 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The new standard includes amendments related to sales taxes and other similar taxes collected from lessees, lessor costs paid by a lessee and recognition of variable payments for contracts with lease and non-lease components. The effective date in this Update is the same as that of ASU 2016-02, which is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2018-20 did not have a material impact on the Company’s financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as revenues calculated under the new guidelines were substantially the same as had previously been determined.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2018 and 2017, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2018	2017
Air transportation	25%	23%
Food products	25%	18%
Retail	22%	22%
Gas/Coal	*	17%
Business Services	13%	*

During 2018 and 2017, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing Revenues
Aircraft Service International, Inc. Lessee	Type of Equipment	2018	2017
Aircraft Service International, Inc.	Aviation	25%	25%
Wal-Mart Transportation, LLC	Transportation	21%	21%
Tyson Sales & Distribution, Inc.	Trucks and Trailers	15%	15%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Investments in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2018
Net investment in operating leases	$1,652	$(81)	$(229)	$1,342
Assets held for sale or lease, net	272	(72)	—	200
Total	$1,924	$(153)	$(229)	$1,542

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases:

There was no fair value adjustment for impairment losses on investment in equipment and leases during 2018. The Company recorded $281 thousand of fair value adjustments for impairment losses on its investments in equipment and leases during 2017.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $229 thousand and $570 thousand for the years ended December 31, 2018 and 2017, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2008 through 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance December 31, 2018
Transportation	$3,963	$—	$(121)	$3,842
Construction	2,741	—	(1,542)	1,199
Aviation	2,077	—	—	2,077
Other	104	—	—	104
	8,885	—	(1,663)	7,222
Less accumulated depreciation	(7,233)	(229)	1,582	(5,880)
Total	$1,652	$(229)	$(81)	$1,342

The average estimated residual value for assets on operating leases was 16% and 19% of the assets’ original cost at December 31, 2018 and 2017, respectively. There were no operating leases in non-accrual status at both December 31, 2018 and 2017.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2018 and 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Aviation	15 – 20
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Computer	3 – 5

5. Allowance for credit losses:

There was no allowance for credit losses at December 31, 2018. The Company's allowance for credit losses totaled $37 thousand at December 31, 2017. All of such allowance were related to delinquent operating lease receivables.

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

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2018 and 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$122	$169
Asset management fees to Managing Member	50	37
	$172	$206

7. Non-recourse debt:

At December 31, 2018, the non-recourse debt was paid off.

At December 31, 2017, non-recourse debt consisted of notes payable to financial institutions. The notes were due in monthly installments. Interest on the notes was at fixed rates ranging from 1.97% to 2.39% per annum. The notes were secured by assignments of lease payments and pledges of assets. At December 31, 2017, gross operating lease rentals totaled approximately $109 thousand over the remaining lease terms; and the carrying value of the pledged assets was $657 thousand. The notes matured at various dates in 2018.

The non-recourse debt did not contain any material financial covenants. The debt was secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender had recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation was payable solely out of the respective specific security and the Company did not guarantee (nor was the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company did not

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

7. Non-recourse debt: - (continued)

have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company was directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and were viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there were no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company had determined that there were no material covenants with respect to the non-recourse debt that warranted footnote disclosure. At December 31, 2017, the remaining future minimum payments of non-recourse debt totaled $104 thousand, all of which were due and payable during 2018. The payments were comprised of principal payments totaling $103 thousand and interest payments totaling $1 thousand.

8. Commitments:

At December 31, 2018, there were no commitments to purchase lease assets and fund investments in notes receivable.

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

10. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at December 31, 2018 and 2017, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 20,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. No units were repurchased during 2018 or 2017.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital: - (continued)

Distributions to the Other Members for the years ended December 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	2018	2017
Distributions	$—	$818
Weighted average number of Units outstanding	2,992,482	2,992,482
Weighted average distributions per Unit	$—	$0.27

11. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At December 31, 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2017 only the Company’s warrants were measured on a recurring basis.

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

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2018 and 2017, the calculated fair value of the Fund’s warrant portfolio approximated $153 thousand and $149 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2018	2017
Fair value of warrants at beginning of year	$149	$159
Unrealized gain (loss) on fair valuation of warrants	4	(10)
Fair value of warrants at end of year	$153	$149

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

The fair value of investment securities that were accounted for on a recurring basis as of December 31, 2018 and classified as Level 1 are as follows (in thousands):

2018
Fair value of investment in securities at beginning of year	$22
Unrealized gain on fair valuation of investment in securities	5
Fair value of investment in securities at end of year	$27

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2018 and 2017:

December 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $9.98
			Exercise price	$0.36 – $38.64
			Time to maturity (in years)	1.99 – 4.84
			Risk-free interest rate	2.47% – 2.51%
			Annualized volatility	47.58% – 70.27%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 – $14.75
			Exercise price	$0.36 – $25.76
			Time to maturity (in years)	0.75 – 5.84
			Risk-free interest rate	1.65% – 2.25%
			Annualized volatility	48.32% – 83.30%
Impaired off-lease equipment	Non-recurring	Market Approach	Third Party Agents’ pricing Quotes – Per Equipment	$72,525 – $200,000 (total of $610,000)
			Equipment Condition	Good

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

Investment in securities

The Company’s purchased securities registered for public sale with readily determinable fair value are carried at fair value. These investment securities are valued based on their quoted market price.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,524	$1,524	$—	$—	$1,524
Investment in securities	27	27	—	—	27
Warrants, fair value	153	—	—	153	153

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$479	$479	$—	$—	$479
Warrants, fair value	149	—	—	149	149
Financial liabilities:
Non-recourse debt	103	—	—	102	102

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Financial Services, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $53 thousand and $97 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Financial Services, LLC, (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.