Form 10-Q
period 2019-03-31
ATEL 12, LLC
filed 2019-05-13
CIK 1394922

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000‑53618

ATEL 12, LLC

(Exact name of registrant as specified in its charter)

California	20‑8712853
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

 (Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(In Thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$620	$1,524
Accounts receivable, net	6	10
Due from Managing Member and affiliates	46	46
Investment in securities	136	33
Warrants, fair value	60	153
Equipment under operating leases, net	1,542	1,542
Prepaid expenses and other assets	24	27
Total assets	$2,434	$3,335

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	52	—
Other	205	206
Unearned operating lease income	13	17
Total liabilities	270	223

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	2,164	3,112
Total Members’ capital	2,164	3,112
Total liabilities and Members’ capital	$2,434	$3,335

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing activities:
Operating leases	$300	$358
Gain on sales of lease assets	—	6
Gain on sales or dispositions of investment in securities	9	—
Unrealized gain on investment in securities	15	31
Unrealized gain on fair value adjustment for warrants	—	8
Other	—	3
Total revenues	324	406

Expenses:
Depreciation of operating lease assets	—	115
Asset management fees to Managing Member	6	16
Cost reimbursements to Managing Member and/or affiliates	21	44
Provision for (reversal of) credit losses	4	(35)
Impairment losses on investment in securities	5	—
Professional fees	62	57
Outside services	20	28
Taxes on income and franchise fees	8	9
Other	14	11
Total expenses	140	245
Net income	$184	$161

Net income :
Managing Member	$85	$—
Other Members	99	161
	$184	$161

Net income per Limited Liability Company Unit (Other Members)	$0.03	$0.05
Weighted average number of Units outstanding	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED
MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2017	2,992,482	$2,223	$—	$2,223
Net income	—	161	—	161
Balance March 31, 2018 (Unaudited)	2,992,482	2,384	—	2,384

Balance December 31, 2018	2,992,482	$3,112	$—	$3,112
Distributions to Other Members ($0.35 per Unit)	—	(1,047)	—	(1,047)
Distributions to Managing Member	—	—	(85)	(85)
Net income	—	99	85	184
Balance March 31, 2019 (Unaudited)	2,992,482	$2,164	$—	$2,164

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$184	$161
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating leases	—	(6)
Depreciation of operating lease assets	—	115
Provision for (reversal of) credit losses	4	(35)
Impairment on investment in securities	5	—
Gain on sales or dispositions of investment in securities	(9)	—
Unrealized gain on investment in securities	(15)	(31)
Unrealized gain on fair value adjustment for warrants	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	—	67
Prepaid expenses and other assets	3	1
Accounts payable, Managing Member and affiliate	52	(8)
Accounts payable, other	(1)	(26)
Accrued liabilities, affiliates	—	4
Unearned operating lease income	(4)	21
Net cash provided by operating activities	219	255

Investing activities:
Proceeds from sales of equipment under operating leases	—	93
Proceeds from sales or dispositions of investment in securities	9	—
Net cash provided by investing activities	9	93

Financing activities:
Repayments under non-recourse debt	—	(103)
Distributions to Other Members	(1,047)	—
Distributions to Managing Member	(85)	—
Net cash used in financing activities	(1,132)	(103)

Net (decrease) increase in cash and cash equivalents	(904)	245
Cash and cash equivalents at beginning of period	1,524	479
Cash and cash equivalents at end of period	$620	$724

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$15	$9
Conversion of warrants to equity securities	$93	$—

See accompanying notes.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2019, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The primary geographic region in which the Company sought leasing opportunities was North America. All of the Company’s operating revenues for the three months ended March 31, 2019 and 2018, and long-lived tangible assets as of March 31, 2019 and December 31, 2018 relate to customers domiciled in the United States.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Purchased securities

The Company’s investment securities registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, the Company recorded unrealized gain on investment in securities totaling $15 thousand and $31 thousand during the respective three months ended March 31, 2019 and 2018. Purchased securities totaled $136 thousand and $33 thousand as of March 31, 2019 and December 31, 2018, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended March 31, 2019 and 2018, the Company recorded unrealized gain on fair value adjustments for warrants totaling $0 and $8 thousand. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants amounted to $60 thousand and $153 thousand, respectively. During the first quarter of 2019, there was a net exercise of warrants in exchange of securities. No exercises of any kind occurred during the comparative prior year period.

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

Equipment under operating leases, net and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑20‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

(Unaudited)

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Reclassifications,	Depreciation/
		Additions/	Amortization
	Balance	Dispositions and	Expense or	Balance
	December 31,	Impairment	Amortization	March 31,
	2018	Losses	of Leases	2019
Equipment under operating leases, net	$1,342	$—	$—	$1,342
Asset held for sale or lease, net	200	—	—	200
Total	$1,542	$—	$—	$1,542

Impairment of equipment under operating leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment existed during the respective three months ended March 31, 2019 and 2018.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. No depreciation expense was charged to the fund during the first quarter of 2019 on the Company’s equipment as all lease assets have been fully depreciated down to their respective residual values. Such residual values may be reset when assets are re-issued or estimated to have residual values less than previously established. Depreciation expense on the Company’s equipment totaled $115 thousand for the three months ended March 31, 2018.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2018	Additions	or Dispositions	2019
Transportation	$3,842	$—	$—	$3,842
Construction	1,199	—	—	1,199
Aviation	2,077	—	—	2,077
Other	104	—	—	104
	7,222	—	—	7,222
Less accumulated depreciation	(5,880)	—	—	(5,880)
Total	$1,342	$—	$—	$1,342

The average estimated residual value for assets on operating leases was 21% and 16% of the assets’ original cost at March 31, 2019 and December 31, 2018, respectively. There were no operating leases on non-accrual status at March 31, 2019 and December 31, 2018.

At March 31, 2019, the aggregate amount of future minimum operating lease payments receivable is $134 thousand all of which is due and receivable during 2019.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Aviation	15 - 20
Construction	7 - 10
Transportation	7 - 10
Other	3 - 5

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement during the three months ended March 31, 2019 and 2018 as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$21	$44
Asset management fees to Managing Member	6	16
	$27	$60

5. Commitments:

At March 31, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

6. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both March 31, 2019 and December 31, 2018. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions	$1,047	$—
Weighted average number of Units outstanding	2,992,482	2,992,482
Weighted average distributions per Unit	$0.35	$—

7. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2019 and December 31, 2018, the Company’s investment in securities and warrants were measured on a recurring basis.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio is $60 thousand and $153 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three months ended March 31, 2019 and 2018 and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of warrants at beginning of period	$153	$149
Unrealized gain on fair valuation of warrants	—	8
Warrants converted to securities	(93)	—
Fair value of warrants at end of period	$60	$157

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

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of investment in securities at beginning of period	$27	$21
Unrealized (loss) gain on fair valuation of investment in securities	(7)	31
Fair value of investment in securities at end of period	$20	$52

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2019 and December 31, 2018:

March 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $12.92
			Exercise price	$0.36 - $38.64
			Time to maturity (in years)	1.74 - 3.76
			Risk-free interest rate	2.21% - 2.3%
			Annualized volatility	46.91% - 69.57%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.02 - $14.75
			Exercise price	$0.36 - $25.76
			Time to maturity (in years)	0.75 - 5.84
			Risk-free interest rate	1.65% - 2.25%
			Annualized volatility	48.32% - 83.3%

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

Commitments and Contingencies

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic 825 of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$620	$620	$—	$—	$620
Investment in securities	20	20	—	—	20
Warrants, fair value	60	—	—	60	60

	Fair Value Measurements at December 31, 2018
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,524	$1,524	$—	$—	$1,524
Investment in securities	27	27	—	—	27
Warrants, fair value	153	—	—	153	153

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

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $184 thousand and $161 thousand for the three months ended March 31, 2019 and 2018, respectively. Results for the first quarter of 2019 reflect a decrease in total revenues and operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2019 decreased by $82 thousand, or 20%, as compared to the prior year period. Such decrease was primarily due to a $58 thousand, or 16%, decrease in revenues from operating leases, mainly the result of dispositions of lease assets; a $16 thousand, or 52%, decrease in unrealized gain on investment in securities; offset, in part, by a $9 thousand increase in gain on sales or dispositions of investment in securities.

Expenses

Total expenses for the first quarter of 2019 decreased by $105 thousand, or 43%, as compared to the prior year period. The net decrease in expenses was primarily the result of a $115 thousand, or 100%, decrease in depreciation of operating lease assets, a result of all lease assets having been depreciated down to their respective residual values; a $23 thousand, or 52%, reduction in cost reimbursements to Managing Member and affiliates, the result of a net cost allocation adjustment; offset, in part, by a $39 thousand, or 111%, increase in provision for credit losses, due to an increase in delinquent accounts balances.

Capital Resources and Liquidity

At March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents totaled $620 thousand and $1.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company has been its cash flow from fixed-term leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on the Company’s success in remarketing or selling the equipment as it comes off rental.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves are found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$219	$255
Investing activities	9	93
Financing activities	(1,132)	(103)
Net (decrease) increase in cash and cash equivalents	$(904)	$245

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts.

Cash was used to pay distribution to the Other Members and Managing Member, totaling $1.1 million and $0 for the three months ending March 31, 2019 and 2018, respectively. Cash was also used for repayment of non-recourse debt of $0 and $103 thousand, respectively.

In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

Item 4.   Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e) and 15‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits
31.1	Rule 13a‑14(a)/ 15d‑14(a) Certification of Dean L. Cash
31.2	Rule 13a‑14(a)/ 15d‑14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10,  2019

ATEL 12, LLC

(Registrant)

		By:	ATEL Financial Services, LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)