Form 10-Q
period 2019-06-30
ATEL 12, LLC
filed 2019-08-14
CIK 1394922

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,285	$1,524
Accounts receivable, net	3	10
Due from Managing Member and affiliates	42	46
Investment in securities	136	33
Warrants, fair value	56	153
Equipment under operating leases, net	893	1,542
Prepaid expenses and other assets	20	27
Total assets	$2,435	$3,335

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Other	$394	$206
Unearned operating lease income	3	17
Total liabilities	397	223

Commitments and contingencies

Members’ capital:
Other Members	2,038	3,112
Total Members’ capital	2,038	3,112
Total liabilities and Members’ capital	$2,435	$3,335

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$210	$304	$510	$662
(Loss) gain on sales of lease assets	(53)	—	(53)	6
Gain on sales or dispositions of investment in securities	—	11	9	11
Unrealized (loss) gain on fair value adjustment for investment in securities	—	(10)	15	20
Unrealized (loss) gain on fair value adjustment for warrants	(4)	(1)	(4)	7
Other	117	22	117	26
Total revenues	270	326	594	732

Expenses:
Depreciation of operating lease assets	21	50	21	165
Asset management fees to Managing Member	7	14	13	29
Cost reimbursements to Managing Member and/or affiliates	19	41	40	85
(Reversal of) provision for credit losses	(3)	(2)	1	(37)
Impairment losses on investment in securities	—	—	5	—
Impairment losses on equipment	264	—	264	—
Professional fees	40	20	102	77
Outside services	12	12	32	39
Taxes on income and franchise fees	30	(5)	38	4
Other	6	5	20	18
Total expenses	396	135	536	380
Net (loss) income	$(126)	$191	$58	$352

Net (loss) income :
Managing Member	$—	$—	$85	$—
Other Members	(126)	191	(27)	352
	$(126)	$191	$58	$352

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.04)	$0.06	$(0.01)	$0.12
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

		Three Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2019	2,992,482	$2,164	$—	$2,164
Net loss	—	(126)	—	(126)
Balance June 30, 2019	2,992,482	$2,038	$—	$2,038

		Six Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	2,992,482	$3,112	$—	$3,112
Distributions of Other Members ($0.35 per Unit)	—	(1,047)	—	(1,047)
Distributions to Managing Member	—	—	(85)	(85)
Net (loss) income	—	(27)	85	58
Balance June 30, 2019	2,992,482	$2,038	$—	$2,038

		Three Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2018	2,992,482	$2,384	$—	$2,384
Net income	—	191	—	191
Balance June 30, 2018	2,992,482	$2,575	$—	$2,575

		Six Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	2,992,482	$2,223	$—	$2,223
Net income	—	352	—	352
Balance June 30, 2018	2,992,482	$2,575	$—	$2,575

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(126)	$191	$58	$352
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of equipment under operating leases	53	—	53	(6)
Depreciation of operating lease assets	21	50	21	165
Provision for (reversal of) credit losses	(3)	(2)	1	(37)
Impairment on investment in securities	—	—	5	—
Impairment losses on equipment	264	—	264	—
Gain on sales or dispositions of investment in securities	—	(11)	(9)	(11)
Unrealized loss (gain) on fair value adjustment for investment in securities	—	10	(15)	(20)
Unrealized loss (gain) on fair value adjustment for warrants	4	1	4	(7)
Changes in operating assets and liabilities:
Accounts receivable	6	7	6	76
Due from Managing Member and affiliates	4	—	4	—
Prepaid expenses and other assets	4	(6)	7	(5)
Accounts payable, Managing Member and affiliate	(52)	10	—	2
Accounts payable, other	190	(28)	189	(57)
Accrued liabilities, affiliates	—	(27)	—	(23)
Unearned operating lease income	(10)	(28)	(14)	(7)
Net cash provided by operating activities	355	167	574	422

Investing activities:
Proceeds from sales of lease assets	310	—	310	93
Proceeds from sales or dispositions of investment in securities	—	—	9	—
Net cash provided by investing activities	310	—	319	93

Financing activities:
Repayments under non-recourse debt	—	—	—	(103)
Distributions to Other Members	—	—	(1,047)	—
Distributions to Managing Member	—	—	(85)	—
Net cash used in financing activities	—	—	(1,132)	(103)

Net increase (decrease) in cash and cash equivalents	665	167	(239)	412
Cash and cash equivalents at beginning of period	620	724	1,524	479
Cash and cash equivalents at end of period	$1,285	$891	$1,285	$891

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$38	$18	$53	$19
Conversion of warrants to equity securities	$—	$—	$93	$—

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

As of June 30, 2019, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. All of the Company’s operating revenues for the three and six months ended June 30, 2019 and 2018, and long-lived tangible assets as of June 30, 2019 and December 31, 2018 relate to customers domiciled in the United States.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Purchased securities

The Company’s investment securities registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, the Company recorded $0 and $15 thousand of unrealized gain on investment in securities during the respective three and six months ended June 30, 2019. Purchased securities totaled $136 thousand and $33 thousand as of June 30, 2019 and December 31, 2018 respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three months ended June 30, 2019 and 2018, the Company recorded $4 thousand and $1 thousand of unrealized loss on fair value adjustments for warrants.  During the respective six months ended June 30, 2019 and 2018, the Company recorded a total of $4 thousand of unrealized losses and $7 thousand of unrealized gain on fair value adjustments for warrants. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants amounted to $56 thousand and $153 thousand, respectively. During the first quarter of 2019, there was a net exercise of warrants in exchange of securities. No exercises of any kind occurred during the comparative prior year period.

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

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three and six months ended June 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Company’s note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Reclassifications,	Depreciation/
		Additions/	Amortization
	Balance	Dispositions and	Expense or	Balance
	December 31,	Impairment	Amortization	June 30,
	2018	Losses	of Leases	2019
Equipment under operating leases, net	$1,342	$(875)	$(21)	$446
Asset held for sale or lease, net	200	247	—	447
Total	$1,542	$(628)	$(21)	$893

Impairment of equipment under operating leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, there are $264 thousand of impairment losses on certain off-lease assets during the three and six months ended June 30, 2019. There were no impairment losses during the prior quarter or during the three and six months ended June 30, 2018

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. No depreciation expense was charged to the fund during the first quarter of 2019 on the Company’s equipment as all lease assets have been fully depreciated down to their respective residual values. Depreciation expense was charged to the fund during the second quarter of 2019 as some of lease assets residual value have been changed and lease term was extended.  Depreciation expense on the Company’s equipment totaled $21 thousand and $50 thousand for the respective three months ended June 30, 2019 and 2018, and $21  thousand and $165 thousand for the respective six months ended June 30, 2019 and 2018.  All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2018	Additions	or Dispositions	2019
Aviation	$2,077	$—	$—	$2,077
Construction	1,199	—	—	1,199
Transportation	3,842	—	(3,378)	464
Other	104	—	—	104
	7,222	—	(3,378)	3,844
Less accumulated depreciation	(5,880)	(21)	2,503	(3,398)
Total	$1,342	$(21)	$(875)	$446

The average estimated residual value for assets on operating leases was 11% and 16% of the assets’ original cost at June 30, 2019 and December 31, 2018, respectively. There were no operating leases on non-accrual status at June 30, 2019 and December 31, 2018.

At June 30, 2019, the aggregate amount of future minimum operating lease payments receivable is $118 thousand, all of which is due and receivable during 2019.

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement during the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$19	$41	$40	$85
Asset management fees to Managing Member	7	14	13	29
	$26	$55	$53	$114

5. Commitments:

At June 30, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

6. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both June 30, 2019 and December 31, 2018. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions	$—	$—	$1,047	$—
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$—	$—	$0.35	$—

7. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2019 and December 31, 2018, the Company’s investment in securities and warrants were measured on a recurring basis.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio is $56 thousand and $153 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2019 and 2018 and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$60	$157	$153	$149
Unrealized (loss) gain on fair valuation of warrants	(4)	(1)	(4)	7
Warrants converted to securities	—	—	(93)	—
Fair value of warrants at end of period	$56	$156	$56	$156

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of investment in securities at beginning of period	$20	$51	$27	$21
Unrealized gain (loss) on fair valuation of investment in securities	1	(10)	(6)	20
Fair value of investment in securities at end of period	$21	$41	$21	$41

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impaired lease and/or off-lease equipment (non-recurring)

The following table presents the fair value measurements of impaired assets measured at fair value on a non-recurring basis during and the level within the hierarchy in which the fair value measurements fall at June 30, 2019 (in thousands):

		Level I	Level 2	Level 3
	June 30,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$248	$—	$—	$248

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2019 and December 31, 2018:

June 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $12.92
			Exercise price	$0.41 - $38.64
			Time to maturity (in years)	1.49- 3.51
			Risk-free interest rate	1.74% - 1.86%
			Annualized volatility	60.35% - 67.53%
Impaired lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' pricing Quotes - Per Equipment	$0 - $8,000 (total of $248,000)
			Equipment Condition	Poor to Average

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $9.98
			Exercise price	$0.36 - $38.64
			Time to maturity (in years)	1.99 - 4.84
			Risk-free interest rate	2.47% - 2.51%
			Annualized volatility	47.58% - 70.27%

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic 825 of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,285	$1,285	$—	$—	$1,285
Investment in securities	21	21	—	—	21
Warrants, fair value	56	—	—	56	56

	Fair Value Measurements at December 31, 2018
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,524	$1,524	$—	$—	$1,524
Investment in securities	27	27	—	—	27
Warrants, fair value	153	—	—	153	153

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

Results of Operations

The Fund had a  net loss of $126 thousand and net income of $58 thousand for the three and six months ended June 30, 2019.

Total revenues for the quarter were $270 thousand and a cumulative $594 thousand for the year to date.  The main drivers of such revenues were from operating lease rents and  a deferred maintenance from Walmart in favor of the fund recorded as other income during the second quarter. Operating lease rents for the quarter were $210 thousand and $510 thousand for the year to date period. This fund begun 2019 in its liquidation stage, and the trend is indicative of a fund in such stage, one where lease assets are sold as lease commitments end.  In this regard, loss on sales of lease assets were $53 thousand for the both respective three and six month periods ended June 30, 2019.

Total operating expenses for the quarter were $396 thousand and a cumulative $536 thousand for the year to date.  The main drivers of such operating expenses were from depreciation of operating lease assets, cost reimbursements to managing member and / or affiliates, professional fees and outside services. Depreciation of operating lease assets for the quarter and for the year to date period are both $21 thousand. In addition, the Company recorded an impairment loss of $264 thousand during the quarter to reduce the fair value of certain off-lease equipment. Such amount represents total impairment losses for the six months ended June 30, 2019.  Cost reimbursements to managing member and/or affiliates of $19 thousand and $40 thousand for the respective three and six month periods ended June 30, 2019 were generally flat and reflective of consistent baseline allocations of common costs among the Fund and its affiliates. Expense amounts reflected as professional fees ($40 thousand and $102 thousand) and outside services ($12 thousand and $32 thousand) for the respective periods represent direct fund 12 – specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1. In addition, such costs also include costs attributable to the annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC and PCAOB.

Cash balances increased during the quarter by $665 and decreased during the year to date periods by $239 thousand.  This was main result of the aforementioned items of net income, depreciation of operating lease assets, and loss on sales of lease assets augmented by the proceeds from sales of lease assets of $53 thousand during both the quarter and year to date periods.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13,  2019

ATEL 12, LLC

(Registrant)

		By:	ATEL Financial Services, LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)