Form 10-Q
period 2019-09-30
ATEL 12, LLC
filed 2019-11-14
CIK 1394922

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 2,992,482.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 12, LLC

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

ATEL 12, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In  Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,232	$1,524
Accounts receivable, net	3	10
Due from Managing Member and affiliates	—	46
Investment in securities	129	33
Warrants, fair value	68	153
Equipment under operating leases, net	857	1,542
Prepaid expenses and other assets	27	27
Total assets	$2,316	$3,335

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$7	$—
Other	206	206
Unearned operating lease income	14	17
Total liabilities	227	223

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	2,089	3,112
Total Members’ capital	2,089	3,112
Total liabilities and Members’ capital	$2,316	$3,335

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$155	$328	$665	$990
Gain (loss) on sales of lease assets	2	—	(51)	6
Gain on sales or dispositions of investment in securities	5	—	14	11
Unrealized (loss) gain on fair value adjustment for investment in securities	(7)	(8)	8	12
Unrealized gain on fair value adjustment for warrants	12	3	8	10
Other	—	1	117	27
Total revenues	167	324	761	1,056

Expenses:
Depreciation of operating lease assets	21	32	42	197
Asset management fees to Managing Member	6	13	19	42
Cost reimbursements to Managing Member and/or affiliates	9	14	49	99
Provision for (reversal of) credit losses	1	—	2	(37)
Impairment losses on investment in securities	—	—	5	—
Impairment losses on equipment	—	—	264	—
Professional fees	42	14	144	91
Outside services	22	20	54	59
Taxes on income and franchise fees	8	8	46	12
Other	7	15	27	33
Total expenses	116	116	652	496
Net income	$51	$208	$109	$560

Net income:
Managing Member	$—	$—	$85	$—
Other Members	51	208	24	560
	$51	$208	$109	$560

Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.07	$0.01	$0.19
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

		Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	2,992,482	$2,038	$—	$2,038
Net income	—	51	—	51
Balance September 30, 2019	2,992,482	$2,089	$—	$2,089

		Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	2,992,482	$3,112	$—	$3,112
Distributions of Other Members ($0.35 per Unit)	—	(1,047)	—	(1,047)
Distributions to Managing Member	—	—	(85)	(85)
Net income	—	24	85	109
Balance September 30, 2019	2,992,482	$2,089	$—	$2,089

		Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	2,992,482	$2,575	$—	$2,575
Net income	—	208	—	208
Balance September 30, 2018	2,992,482	$2,783	$—	$2,783

		Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	2,992,482	$2,223	$—	$2,223
Net income	—	560	—	560
Balance September 30, 2018	2,992,482	$2,783	$—	$2,783

See accompanying notes.

ATEL 12, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net income	$51	$208	$109	$560
Adjustment to reconcile net income to cash (used in) provided by operating activities:
(Gain) loss on sales of equipment under operating leases	(2)	—	51	(6)
Depreciation of operating lease assets	21	32	42	197
Provision for (reversal of) credit losses	1	—	2	(37)
Impairment on investment in securities	—	—	5	—
Impairment losses on equipment	—	—	264	—
Gain on sales or dispositions of investment in securities	(5)	—	(14)	(11)
Unrealized loss (gain) on fair value adjustment for investment in securities	7	8	(8)	(12)
Unrealized gain on fair value adjustment for warrants.	(12)	(3)	(8)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(1)	5	75
Due from Managing Member and affiliates	42	(27)	46	(27)
Prepaid expenses and other assets	(7)	(1)	—	(6)
Accounts payable, Managing Member and affiliate	7	3	7	(18)
Other accounts payable and accruals	(189)	(5)	—	(62)
Unearned operating lease income	11	23	(3)	16
Net cash (used in) provided by operating activities	(76)	237	498	659

Investing activities:
Proceeds from sales of lease assets	18	—	328	93
Proceeds from sales or dispositions of investment in securities	5	11	14	11
Net cash provided by investing activities	23	11	342	104

Financing activities:
Repayments under non-recourse debt	—	—	—	(103)
Distributions to Other Members	—	—	(1,047)	—
Distributions to Managing Member	—	—	(85)	—
Net cash used in financing activities	—	—	(1,132)	(103)

Net (decrease) increase in cash and cash equivalents	(53)	248	(292)	660
Cash and cash equivalents at beginning of period	1,285	891	1,524	479
Cash and cash equivalents at end of period	$1,232	$1,139	$1,232	$1,139

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$53	$19
Conversion of warrants to equity securities	$—	$—	$93	$—

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

As of September 30, 2019, cumulative contributions, net of rescissions and/or redemptions, totaling $29.9 million (inclusive of the $500 initial Member’s capital investment) have been received and 2,992,482 Units were issued and outstanding.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. All of the Company’s operating revenues for the three and nine months ended September 30, 2019 and 2018, and long-lived tangible assets as of September 30, 2019 and December 31, 2018 relate to customers domiciled in the United States.

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

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Purchased securities

The Company’s investment securities registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, the Company recorded $7 thousand of unrealized losses and $8 thousand of unrealized gains on investment in securities during the respective three and nine months ended September 30, 2019. By comparison, $8 thousand of unrealized losses and $12 thousand of unrealized gains were recorded during the three and nine months ended September 30, 2018. Purchased securities totaled $129 thousand and $33 thousand as of September 30, 2019 and December 31, 2018, respectively.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the respective three and nine months ended September 30, 2019, the Company recorded a total of $12 thousand and $8 thousand of unrealized gains on fair value adjustments for warrants. During the respective three and nine months ended September 30, 2018, the Company recorded a total of $3 thousand and $10 thousand of unrealized gains on fair value adjustments for warrants. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants amounted to $68 thousand and $153 thousand, respectively. During the first quarter of 2019, there was a net exercise of warrants in exchange of securities. No exercises of any kind occurred during the comparative prior year period.

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

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the nine months ended September 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on CECL, leases and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

		Reclassifications,	Depreciation/
		Additions/	Amortization
	Balance	Dispositions and	Expense or	Balance
	December 31,	Impairment	Amortization	September 30,
	2018	Losses	of Leases	2019
Equipment under operating leases, net	$1,342	$(875)	$(42)	$425
Asset held for sale or lease, net	200	232	—	432
Total	$1,542	$(643)	$(42)	$857

Impairment of equipment under operating leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, the Company recognized $264 thousand of impairment losses on certain off-lease assets during the second quarter of 2019, and in total for the nine month year to date period.

The Company utilizes a straight line depreciation method over the term of the equipment for equipment on operating leases currently in its portfolio. No depreciation expense was charged to the fund during the first quarter of 2019 on the Company’s equipment as all lease assets have been fully depreciated down to their respective residual values. However, during the third quarter, depreciation expense was charged as the residual values of certain lease assets were adjusted for extensions of lease terms. Depreciation expense on the Company’s equipment totaled $21 thousand and $32 thousand for the respective three months ended September 30, 2019 and 2018, and $42 thousand and $197 thousand for the respective nine months ended September 30, 2019 and 2018.

All of the Company’s leased property was acquired in the years 2008 through 2013.

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2018	Additions	or Dispositions	2019
Transportation	$3,842	$—	$(3,378)	$464
Aviation	2,077	—	—	2,077
Construction	1,199	—	—	1,199
Other	104	—	—	104
	7,222	—	(3,378)	3,844
Less accumulated depreciation	(5,880)	(42)	2,503	(3,419)
Total	$1,342	$(42)	$(875)	$425

The average estimated residual value for assets on operating leases was 11% and 16% of the assets’ original cost at September 30, 2019 and December 31, 2018, respectively. There were no operating leases on non-accrual status at September 30, 2019 and December 31, 2018.

As of September 30, 2019, the aggregate amount of future minimum operating lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2019	$17
Year ending December 31, 2020	67
2021	17
$101

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement during the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$9	$14	$49	$99
Asset management fees to Managing Member	6	13	19	42
	$15	$27	$68	$141

5. Commitments:

At September 30, 2019, the Company had no commitments to purchase lease assets or to fund investments in notes receivable.

6. Members’ capital:

A total of 2,992,482 Units were issued and outstanding at both September 30, 2019 and December 31, 2018. The Fund was authorized to issue up to 20,000,000 total Units.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions	$—	$—	$1,047	$—
Weighted average number of Units outstanding	2,992,482	2,992,482	2,992,482	2,992,482
Weighted average distributions per Unit	$—	$—	$0.35	$—

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2019 and December 31, 2018, the Company’s investment in securities and warrants were measured on a recurring basis.

The fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2019 and December 31, 2018, the calculated fair value of the Fund’s warrant portfolio is $68 thousand and $153 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2019 and 2018 and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$56	$156	$153	$149
Unrealized gain on fair valuation of warrants	12	3	8	10
Warrants converted to securities	—	—	(93)	—
Fair value of warrants at end of period	$68	$159	$68	$159

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of investment in securities at beginning of period	$21	$41	$27	$21
Unrealized (loss) gain on fair valuation of investment in securities	(7)	(8)	(13)	12
Fair value of investment in securities at end of period	$14	$33	$14	$33

ATEL 12, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impaired lease and/or off-lease equipment (non-recurring)

The following table presents the fair value measurements of impaired assets measured at fair value on a non-recurring basis during and the level within the hierarchy in which the fair value measurements fall at September 30, 2019 (in thousands):

		Level I	Level 2	Level 3
	September 30,	Estimated	Estimated	Estimated
	2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$232	$—	$—	$232

There were no impaired equipment at December 31, 2018.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2019 and December 31, 2018:

September 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.36 - $12.92
			Exercise price	$0.36 - $38.64
			Time to maturity (in years)	1.24 - 3.25
			Risk-free interest rate	1.56% - 1.72%
			Annualized volatility	43.40% - 72.90%
Impaired lease and off-lease equipment	Non-recurring	Market Approach	Third Party Agents' pricing Quotes - Per Equipment	$0 - $8,000 (total of $232,000)
			Equipment Condition	Poor to Average

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $9.98
			Exercise price	$0.36 - $38.64
			Time to maturity (in years)	1.99 - 4.84
			Risk-free interest rate	2.47% - 2.51%
			Annualized volatility	47.58% - 70.27%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic 825 of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,232	$1,232	$—	$—	$1,232
Investment in securities	14	14	—	—	14
Warrants, fair value	68	—	—	68	68

	Fair Value Measurements at December 31, 2018
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,524	$1,524	$—	$—	$1,524
Investment in securities	27	27	—	—	27
Warrants, fair value	153	—	—	153	153

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

Results of Operations

The Fund had net income of $51 thousand and $109 thousand for the respective three month and nine month periods ended September 30, 2019.

Total revenues for the quarter were $167 thousand and $761 thousand for the year to date. Such revenues were primarily from operating lease rents and  a deferred maintenance claim in favor of the Fund recorded as other income during the second quarter. Operating lease rents for the quarter were $155 thousand and were $665 thousand for the year to date period. Compared to prior periods, revenues have been declining consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end. In this regard, gain on sales of lease assets were $2 thousand and loss on sales of lease assets were $51 thousand for the respective three and nine months ended September 30, 2019.

Total operating expenses for the quarter were $116 thousand and $652 thousand for the year to date. The main components of such operating expenses were depreciation of operating lease assets, cost reimbursements to Managing Member and / or affiliates, impairment losses on equipment, professional fees and outside services. Depreciation of operating lease assets for the quarter and for the year to date period are $21 thousand and $42 thousand, respectively.  In addition, the Company recognized impairment losses of $264 thousand during the nine months ended September 30, 2019 to reduce the fair value of certain off-lease equipment. All of such losses were recorded in the second quarter. Cost reimbursements to the Managing Member and/or affiliates totaled  $9 thousand and $49  thousand for the respective three and nine month periods ended September 30, 2019. Compared to prior periods, cost reimbursements declined consistent with a decreasing asset base and adjusted baseline allocation of common costs among the Fund and its affiliates.

Expense amounts reflected as professional fees of $42 thousand and $144 thousand and outside services of $22 thousand and $54 thousand for the respective three and nine months ended September 30, 2019 represent direct Fund 12 specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1. In addition, such costs also include costs attributable to the annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC.

Cash balances decreased during the quarter by $53 thousand and by $292 thousand during the year to date period.  This was mainly the result of distributions to members, depreciation of operating lease assets, impairments charges to reset asset values to fair market, and incremental reserves for credit losses.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018 except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13,  2019

ATEL 12, LLC

(Registrant)

		By:	ATEL Financial Services, LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)